Form 10-K
period 1996-12-31
FORD CREDIT AUTO RECEIVABLES TWO L P
filed 1997-03-25
CIK 1008949

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1996

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                              -------------  ------------------
Commission file number 333-1245



                    FORD CREDIT AUTO OWNER TRUST 1996-B
          (Ford Credit Auto Receivables Two L.P. - Originator)

           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


State of Incorporation:  Delaware

Employer Identification No.:  38-3295857

Address of principal executive offices:  The American Road
                                         Dearborn, Michigan 48121


Registrant's telephone number, including area code: (313)322-3000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. XX  Yes       No
       ------    ------

<Page 2>
                                 PART I.
ITEM 1.  BUSINESS

     For a discussion of the business of the Issuer see (i) the Prospectus dated October 9, 1996 filed as Exhibit 19.4 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.3 to this Report and incorporated herein by reference.

ITEM 2.  PROPERTIES

          For a discussion of the properies of the Issuer see (i) the Prospectus dated October 9, 1996 filed as Exhibit 19.4 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.3 to this Report and incorporated herein by reference

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                               ITEM II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     There were 13 holders of Class A-1 5.5138% Money Market Asset Backed Notes, 11 holders of Class A-2 5.90% Asset Backed Notes, 23 holders of Class A-3 6.10% Asset Backed Notes, and 29 holders of Class A-4 6.30% Asset Backed Notes as of March 4, 1997. There is no established public trading market for the Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

 <Page 3>
                                PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.5138% Money     Bank of New York (The)     $ 90,500            29.2%
Market Asset      925 Patterson Plank Rd.
Backed Notes      Secaucus, NJ 07094
Class A-1

5.5138% Money     Boston Safe Deposit &      $ 16,000             5.2%
Market Asset       Trust Co.
Backed Notes      Three Mellon Bank Center
Class A-1         Room 153-3015
                  Pittsburgh, PA 15259

5.5138% Money     Chase Manhattan Bank       $ 50,000            16.1%
Market Asset      Two Chase Manhattan Plaza
Backed Notes      5th Floor
Class A-1         New York, NY 10081

5.5138% Money     SSB-Custodian              $102,000            32.9%
Market Asset      Global Proxy Unit, A5NW
Backed Notes      P.O. Box 1631
Class A-1         Boston, MA 02105-1631

5.90% Asset       Bankers Trust Company      $ 40,000            13.5%
Backed Notes      c/o BT Services Tennessee,
Class A-2          Inc.
                  Custody Services
                  648 Grassmere Park Road
                  Nashville, TN  37211

5.90% Asset       Boston Safe Deposit &      $ 21,120             7.1%
Backed Notes       Trust Co.
Class A-2         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA  15259

5.90% Asset       Chase Manhattan Bank       $ 87,000            29.5%
Backed Notes      Two Chase Manhattan Plaza
Class A-2         5th Floor
                  New York, NY 10081

<Page 4>
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONT)
                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.90% Asset       Chase Manhattan Trust      $ 16,000             5.4%
Backed Notes      Two Chase Manhattan Plaza
Class A-2         5th Floor
                  New York, NY 10081

5.90% Asset       SSB-Custodian              $114,900            38.9%
Backed Notes      Global Proxy Unit, A5NW
Class A-2         P.O.Box 1631
                  Boston, MA 02105-1631

6.10% Asset       Bank of New York (The)     $ 17,105             6.8%
Backed Notes      925 Patterson Plank Road
Class A-3         Secaucus, NJ 07094

6.10% Asset       Bankers Trust Company      $ 15,680             6.2%
Backed Notes      c/o BT Services Tennessee,
Class A-3          Inc.
                  Custody Services
                  648 Grassmere Park Road
                  Nashville, TN 37211

6.10% Asset       Boston Safe Deposit &      $ 46,790            18.6%
Backed Notes       Trust Co.
Class A-3         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.10% Asset       Citicorp Services, Inc.    $ 15,225             6.1%
Backed Notes      P.O. Box 30576
Class A-3         Tampa, FL  33630-3576

6.10% Asset       First National Bank of     $ 15,000             6.0%
Backed Notes       Chicago
Class A-3         One First National Plaza,
                  Suite 0417
                  Chicago, IL  60670

6.10% Asset       SSB-Custodian              $106,300            42.3%
Backed Notes      Global Proxy Unit, A5NW
Class A-3         P.O. Box 1631
                  Boston, MA 02105-1631

<Page 5>
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONT)
                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------

6.30% Asset       Bankers Trust Company      $ 11,590             7.7%
Backed Notes      c/o BT Services Tennessee,
Class A-4          Inc.
                  Custody Services
                  648 Grassmere Park Road
                  Nashville, TN 37211

6.30% Asset       Chase Manhattan Bank       $ 25,000            16.6%
Backed Notes      Two Chase Manhattan Plaza
Class A-4         5th Floor
                  New York, NY  10081

6.30% Asset       Citicorp Services, Inc.    $ 37,250            24.7%
Backed Notes      P.O. Box 30576
Class A-4         Tampa, FL  33630-3576

6.30% Asset       Investors Bank & Trust/    $  8,000             5.3%
Backed Notes       M.F. Custody
Class A-4         89 South Street 6th Floor
                  Corp. Action Dept.
                  Boston, MA  02111

6.30% Asset       SSB-Custodian              $ 27,034            17.9%
Backed Notes      Global Proxy Unit, A5NW
Class A-4         P.O. Box 1631
                  Boston, MA 02105-1631

*As of March 4, 1997



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

<Page 6>
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 3.1    Certificate of Limited Partner-      Filed as Exhibit 3.1
               ship of Ford Credit Auto Receive-    to the Limited
               ables Two L.P. (the "Limited         Partnership's
               Partnership").                       Registration Statement on
                                                    Form S-3 (33-1245)
                                                    and incorporated herein
                                                    by reference.

Exhibit 3.2    Amended and Restated Limited         Filed as Exhibit 3.2
               Partnership Agreement between        to Ford Credit Auto
               Ford Credit Auto Receivables Two,    Owner Trust 1996-A's
               Inc. ("General Partner") and         Current Report on Form
               Ford Motor Credit Company ("Ford     8-K dated June 20, 1996
               Credit").                            and incorporated herein
                                                    by reference.

Exhibit 3.3    Certificate of Incorporation of      Filed as Exhibit 3.3
               of the General Parnter.              to the Limited
                                                    Partnership's
                                                    Registration Statement on
                                                    Form S-3 (33-1245)
                                                    and incorporated herein
                                                    by reference.

Exhibit 3.4    By-Laws of the General Parnter.      Filed as Exhibit 3.4
                                                    to the Limited
                                                    Partnership's
                                                    Registration Statement on
                                                    Form S-3 (33-1245)
                                                    and incorporated herein
                                                    by reference.

Exhibit 4.1    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of October 1, 1996 between  to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 1996-B
               1996-B (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated October 17,1966
               ("Indenture Trustee")                and incorporated herein
                                                    by reference.

<Page 7>
Designation    Description                          Method of Filing
-----------    -----------                          ----------------

Exhibit 4.2    Conformed copy of Restated           Filed as Exhibit 4.2
               Trust Agreement between              to Ford Credit Auto
               the Limited Partnership              Owner Trust 1996-B
               and PNC Bank, Delaware               Current Report on Form
               ("Owner Trustee")                    8-K dated October 17,
                                                    1996 and incorporated
                                                    herein by reference.


Exhibit 19.1   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 1996.               Trust 1996-B Current
                                                     Report on Form 8-K
                                                     dated November 14, 1996
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.2   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 1996               Trust 1996-B Current
                                                     Report on Form 8-K
                                                     dated December 17, 1996
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.3   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 1996.              Trust 1996-B Current
                                                     Report on Form 8-K
                                                     dated January 16, 1996
                                                     and incorporated herein
                                                     by reference.

<Page 8>
ITEM 14.     (Continued)

Designation    Description                         Method of Filing
-----------    -----------                         -----------------

Exhibit 19.4   Prospectus dated October 9,         Filed with the Commission
               1996 relating to the                pursuant to Rule 424(b)(2)
               issuance of the Class A-1,          on October 10, 1996 and
               Class A-2, Class A-3 and            incorporated herein
               Class A-4 Notes.                    by reference.

Exhibit 99.1   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               October 1, 1996 among the,           Owner Trust 1996-B
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated October 17,
                                                    1996 and incorporated
                                                    herein by reference.

Exhibit 99.2   Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of October 1,     to Ford Credit Auto
               1996 among Ford Credit, as           Owner Trust 1996-B
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated October 17,
                                                    1996 and incorporated
                                                    herein by reference.

Exhibit 99.3   Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               October 1, 1996 between Ford         Owner Trust 1996-B
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated October 17,
                                                    1996 and incorporated
                                                    herein by reference.

<Page 9>
ITEM 14.     (Continued)

Designation    Description                           Method of Filing
-----------    -----------                           -----------------

Exhibit 99.4   Selected Information                  Filed with this report.
               Relating to the Receivables.


    (b) Reports on Form 8-K

Date of Report                                  Item

October 17, 1996                          Item 5 - Other Events
November 14, 1996                         Item 5 - Other Events
December 17, 1996                         Item 5 - Other Events
January 16, 1997                          Item 5 - Other Events




                             SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Ford Credit Auto Receivables Two L.P.
                                                (Registrant)

                                    By:  Ford Credit Auto Receivables
                                         Two, Inc., General Partner


Date:  March 27, 1997               By:/s/R. P. Conrad
                                    ---------------------------------
                                    Assistant Secretary

<Page 10>
                          EXHIBIT INDEX

Exhibit
Number           Description of Exhibit                Method of Filing
-------          ----------------------                ----------------
Exhibit 3.1    Certificate of Limited Partner-
               ship of Ford Credit Auto Receive-
               ables Two L.P. (the "Limited
               Partnership").




Exhibit 3.2    Amended and Restated Limited
               Partnership Agreement between
               Ford Credit Auto Receivables Two,
               Inc. ("General Partner") and
               Ford Motor Credit Company ("Ford
               Credit").

Exhibit 3.3    Certificate of Incorporation of
               of the General Parnter.

Exhibit 3.4    By-Laws of the General Parnter.

Exhibit 4.1    Conformed copy of Indenture
               dated as of October 1, 1996 between
               Ford Credit Auto Owner Trust
               1996-B (the "Trust") and The
               Chase Manhattan Bank, as
               successor trustee to Chemical
               Bank ("Indenture Trustee")

<Page 11>
Designation    Description                             Method of Filing
-----------    -----------                             ----------------
Exhibit 4.2    Conformed copy of Restated
               Trust Agreement between
               the Limited Partnership
               and PNC Bank, Delaware
               ("Owner Trustee")

Exhibit 19.1   Distribution Date Statement
               for Collection Period
               ended October 31, 1996.

Exhibit 19.2   Distribution Date Statement
               for Collection Period
               ended November 30, 1996

Exhibit 19.3   Distribution Date Statement
               for Collection Period
               ended December 31, 1996.

Exhibit 19.4   Prospectus dated October 9
               1996 relating to the
               issuance of the Class A-1,
               Class A-2, Class A-3 and
               Class A-4 Notes.

Exhibit 99.1   Conformed copy of Sale and
               Servicing Agreement dated as of
               October 1, 1996 among the,
               Limited Partnership, Ford
               Credit and the Trust.

Exhibit 99.2   Conformed copy of Administration
               Agreement dated as of October 1,
               1996 among Ford Credit, as
               administrator, the Indenture
               Trustee and the Owner Trustee.

Exhibit 99.3   Conformed copy of Purchase
               Agreement dated as of
               October 1, 1996 between Ford
               Credit and the Limited
               Partnership.

Exhibit 99.4   Selected Information                 Filed with this report.
               Relating to the Receivables.



----------------
*Previously Filed

<Page 12>
ITEM 14.     (Continued)

Designation    Description                             Method of Filing
-----------    -----------                             -----------------

Exhibit 19.8   Prospectus dated October 9
               1996 relating to the
               issuance of the Class A-1,
               Class A-2, Class A-3 and
               Class A-4 Notes.

Exhibit 99.1   Conformed copy of Sale and
               Servicing Agreement dated as of
               October 1, 1996 among the,
               Limited Partnership, Ford
               Credit and the Trust.

Exhibit 99.2   Conformed copy of Administration
               Agreement dated as of October 1,
               1996 among Ford Credit, as
               administrator, the Indenture
               Trustee and the Owner Trustee.

Exhibit 99.3   Conformed copy of Purchase
               Agreement dated as of
               October 1, 1996 between Ford
               Credit and the Limited
               Partnership.

Exhibit 99.4   Selected Information                 Filed with this report.
               Relating to the Receivables.



----------------
*Previously Filed