Form 10-K
period 1997-12-31
FORD CREDIT AUTO RECEIVABLES TWO L P
filed 1998-03-27
CIK 1008949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1997

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                              -------------  ------------------
Commission file number 333-1245



                       FORD CREDIT AUTO OWNER TRUST 1997-B
              (Ford Credit Auto Receivables Two L.P. - Originator)

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

                                     PART I.
ITEM 1.  BUSINESS

     For a discussion of the business of the Issuer see (i) the Prospectus and Prospectus Supplement, each dated October 24, 1997 filed as Exhibit 19.4 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.3 to this Report and incorporated herein by reference.

ITEM 2.  PROPERTIES

          For a discussion of the properies of the Issuer see (i) the Prospectus and Prospectus Supplement, each dated October 24, 1997 filed as Exhibit 19.4 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.3 to this Report and incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                               ITEM II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     There were 8 holders of Class A-1 5.748% Asset Backed Notes, 13 holders of Class A-2 5.95% Asset Backed Notes, 49 holders of Class A-3 6.05% Asset Backed Notes, 1 holder of Class A-4 6.15% Asset Back Notes and 8 holders of Class B 6.40% Asset Backed Notes and 12 holders of 6.65% Asset Backed Certificates as of February 27, 1998. There is no established public trading market for the Securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT





                                     (2) Amount at orig-
(1) Name and Address                      inal issuance
    of beneficial                         and nature of
    owner of Ford Credit                  beneficial
    Auto Owner 1997-B                     ownership        (3) Percent
    Asset Backed Securities               (in thousands)       of Securities
--------------------------------------------------------------------------------
  Boston Safe Deposit &                $ 156,450,000              9.2%
   Trust Co.
  Three Mellon Bank Center
  Room 153-3015
  Pittsburgh, PA 15259

  SSB-Custodian                        $ 595,850,000             35.0%
  Global Corp Action Dept JAB5W
  P.O. Box 1631
  Boston, MA 02105-1631

  Chase Manhattan Bank                 $ 384,157,000             22.6%
  4 New York Plaza
  13th Floor
  New York, NY 10004

  FCAR Owner Trust                     $ 189,004,978             11.1%
  The American Road
  Dearborn, Mich. 48121


*As of February 27, 1998

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

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

Exhibit 4.1    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of October 1, 1997 between  to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 1997-B
               1997-B (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated October
               31, ("Indenture Trustee")            1997 and incorporated
                                                    herein by reference.



Designation    Description                          Method of Filing
-----------    -----------                          ----------------

Exhibit 4.2    Conformed copy of Restated           Filed as Exhibit 4.2
               Trust Agreement between              to Ford Credit Auto
               the Limited Partnership              Owner Trust 1997-B
               and PNC Bank, Delaware               Current Report on Form
               ("Owner Trustee")                    8-K dated October 31,
                                                    1997 and incorporated
                                                    herein by reference.


Exhibit 19.1   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 1997.               Trust 1997-B Current
                                                     Report on Form 8-K dated
                                                     November 12, 1997 and
                                                     incorporated herein by
                                                     reference.

Exhibit 19.2   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 1997               Trust 1997-B Current
                                                     Report on Form 8-K dated
                                                     December 8, 1997 and
                                                     incorporated herein by
                                                     reference.

Exhibit 19.3   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 1997.              Trust 1997-B Current
                                                     Report on Form 8-K dated
                                                     January 13, 1998 and
                                                     incorporated herein by
                                                     reference.



Designation    Description                         Method of Filing
-----------    -----------                         -----------------
Exhibit 19.4   Prospectus and Prospectus           Filed with the Commission
               Supplement each dated               pursuant to Rule 424(b)(2)
               October 24, 1997 relating           on October 28, 1997 and
               to the issuance of the Class        incorporated herein
               A-1, Class A-2, Class A-3,          by reference.
               Class A-4, Class B Notes and
               the Asset Backed Certificates.

Exhibit 99.1   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               October 1, 1997 among the,           Owner Trust 1997-B
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated October 31,
                                                    1997 and incorporated
                                                    herein by reference.

Exhibit 99.2   Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of October 1,     to Ford Credit Auto
               1997 among Ford Credit, as           Owner Trust 1997-B
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated October 31,
                                                    1997 and incorporated
                                                    herein by reference.

Exhibit 99.3   Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               October 1, 1997 between Ford         Owner Trust 1997-B
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated October 31,
                                                    1997 and incorporated
                                                    herein by reference.



Designation    Description                           Method of Filing
-----------    -----------                           -----------------
Exhibit 99.4   Selected Information                  Filed with this report.
               Relating to the Receivables.


    (b) Reports on Form 8-K

Date of Report                                  Item

November 12, 1997                        Item 5 - Other Events
December 8, 1997                         Item 5 - Other Events




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

                                    Ford Credit Auto Receivables Two L.P.
                                                (Registrant)

                                    By:  Ford Credit Auto Receivables
                                         Two, Inc., General Partner


Date:  March 27, 1998               By:/s/R. P. Conrad
                                    ---------------------------------
                                    Assistant Secretary

                          EXHIBIT INDEX

Exhibit
Number           Description of Exhibit                Method of Filing
-------          ----------------------                ----------------
Exhibit 3.1    Certificate of Limited Partner-                 *
               ship of Ford Credit Auto Receive-
               ables Two L.P. (the "Limited
               Partnership").

Exhibit 3.2    Amended and Restated Limited                    *
               Partnership Agreement between
               Ford Credit Auto Receivables Two,
               Inc. ("General Partner") and
               Ford Motor Credit Company ("Ford
               Credit").

Exhibit 3.3    Certificate of Incorporation of                 *
               of the General Parnter.

Exhibit 3.4    By-Laws of the General Parnter.                 *

Exhibit 4.1    Conformed copy of Indenture                     *
               dated as of October 1, 1997 between
               Ford Credit Auto Owner Trust
               1997-B (the "Trust") and The
               Chase Manhattan Bank, as
               successor trustee to Chemical
               Bank ("Indenture Trustee")

Exhibit 4.2    Conformed copy of Restated                      *
               Trust Agreement between
               the Limited Partnership
               and PNC Bank, Delaware
               ("Owner Trustee")

Exhibit 19.1   Distribution Date Statement
               for Collection Period
               ended October 31, 1997.

Exhibit 19.2   Distribution Date Statement                     *
               for Collection Period
               ended November 30, 1997

Exhibit 19.3   Distribution Date Statement                     *
               for Collection Period
               ended December 31, 1997.




Designation    Description                           Method of Filing
-----------    -----------                           -----------------
Exhibit 19.4   Prospectus and Prospectus                       *
               Supplement each dated October
               24, 1997 relating to the
               issuance of the Class A-1,
               Class A-2, Class A-3,
               Class A-4 Notes, Class B Notes
               and Asset Backed Certificates.

Exhibit 99.1   Conformed copy of Sale and                      *
               Servicing Agreement dated as of
               October 1, 1997 among the,
               Limited Partnership, Ford
               Credit and the Trust.

Exhibit 99.2   Conformed copy of Administration                *
               Agreement dated as of October 1,
               1997 among Ford Credit, as
               administrator, the Indenture
               Trustee and the Owner Trustee.

Exhibit 99.3   Conformed copy of Purchase                      *
               Agreement dated as of
               October 1, 1997 between Ford
               Credit and the Limited
               Partnership.

Exhibit 99.4   Selected Information                 Filed with this report.
               Relating to the Receivables.



----------------
*Previously Filed