Form 10-K
period 1998-12-31
FORD CREDIT AUTO RECEIVABLES TWO L P
filed 1999-03-26
CIK 1008949

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1998

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                              -------------  ------------------
Commission file number 333-40421



                    FORD CREDIT AUTO OWNER TRUST 1998-A
          (Ford Credit Auto Receivables Two L.P. - Originator)

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

<Page 2>
                                 PART I.
ITEM 1.  BUSINESS

     For a discussion of the business of the Issuer see (i) the Prospectus dated February 17, 1998 filed as Exhibit 19.12 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.11 to this Report and incorporated herein by reference.

ITEM 2.  PROPERTIES

          For a discussion of the properties of the Issuer see (i) the Prospectus and Prospectus Supplement dated February 17, 1998 and February 19, 1998, respectively, filed as Exhibit 19.12 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.11 to this Report and incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.
                               ITEM II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     There were no holders of Class A-1 5.545% Asset Backed Notes, 14 holders of Class A-2 5.60% Asset Backed Notes, 53 holders of Class A-3 5.65% Asset Backed Notes, 6 holders of Class A-4 5.70% Asset Backed Notes, and no holders of Class B 5.95% Asset Backed Notes as of January 26, 1999. There is no established public trading market for the Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

 <Page 3>
                                PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.60% Asset       Chase Manhattan Bank       $359,000            67.1%
Backed Notes      4 New York Plaza
Class A-2         13th Floor
                  New York, NY 10004

5.60% Asset       Citibank, NA               $ 29,000             5.4%
Backed Notes      P. O. Box 30576
Class A-2         Tampa, FL  33630

5.60% Asset       PNC Bank, National         $ 98,500            18.4%
                   Association
                  1835 Market Street
                  11 Penn Center, 15th Fl.
                  Philadelphia, PA 19103

5.65% Asset       Bank of New York (The)     $ 68,150             9.8%
Backed Notes      925 Patterson Plank Road
Class A-3         Secaucus, NJ 07094

5.65% Asset       Bankers Trust Company      $136,290            19.7%
Backed Notes      c/o BT Services Tennessee Inc.
Class A-3         648 Grassmere Park Drive
                  Nashville, TN 37211

5.65% Asset       Boston Safe Deposit and    $ 53,604             7.7%
Backed Notes       Trust Company
Class A-3         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

5.65% Asset       Citibank, NA               $ 71,000            10.3%
Backed Notes      P. O. Box 30576
Class A-3         Tampa, FL  33630


5.65% Asset       Chase Manhattan Bank       $ 65,770             9.5%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY 10004

5.65% Asset       State Street Bank and      $127,710            18.5%
Backed Notes       Trust Company
Class A-3         Global Corp Action Dept JAB5W
                  P. O. Box 1631
                  Boston, MA 02105-1631

5.65% Asset       Northern Trust Company     $ 45,515             6.6%
Backed Notes      801 S. Canal C-IN
Class A-3         Chicago, IL 60607

5.70% Asset       Boston Safe Deposit and    $ 60,000            20.0%
Backed Notes       Trust Company
Class A-4         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

<Page 4>

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONT)
                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.70% Asset       Chase Manhattan Bank       $130,000            43,3%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

5.70% Asset       Citibank, N.A.             $ 90,000            30.0%
Backed Notes      P. O. Box 30576
Class A-4         Tampa, FL 33630






*As of January 26, 1999

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

<Page 5>
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
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

Exhibit 4.1    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of February 1, 1998 between to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 1998-A
               1998-A (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated February 26,
               ("Indenture Trustee")                1998 and incorporated
                                                    herein by reference.

Exhibit 4.2    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Partnership      Owner Trust 1998-A
               and PNC Bank, Delaware               Current Report on Form
               ("Owner Trustee")                    8-K dated February 26,
                                                    1998 and incorporated
                                                    herein by reference.


Exhibit 19.1   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended February 28, 1998.              Trust 1998-A Current
                                                     Report on Form 8-K
                                                     dated February 28, 1998
                                                     and incorporated herein
                                                     by reference.

<Page 6>
Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 19.2   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended March 31, 1998.                 Trust 1998-A Current
                                                     Report on Form 8-K
                                                     dated March 31, 1998
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.3   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended April 30, 1998.                 Trust 1998-A Current
                                                     Report on Form 8-K
                                                     dated April 30, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.4   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 1998.                   Trust 1998-A Current
                                                     Report on Form 8-K
                                                     dated May 31, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.5   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 1998.                  Trust 1998-A Current
                                                     Report on Form 8-K
                                                     dated June 30, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.6   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 1998.                  Trust 1998-A Current
                                                     Report on Form 8-K
                                                     dated July 31, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.7   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 1998.                Trust 1998-A Current
                                                     Report on Form 8-K
                                                     dated August 31, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.8   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 1998.             Trust 1998-A Current
                                                     Report on Form 8-K
                                                     dated September 30, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.9   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 1998.               Trust 1998-A Current
                                                     Report on Form 8-K
                                                     dated October 31, 1998
                                                     and incorporated herein
                                                     by reference.

<Page 7>
ITEM 14.     (Continued)

Designation    Description                         Method of Filing
-----------    -----------                         -----------------
Exhibit 19.10  Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended November 30, 1998.            Trust 1998-A Current
                                                   Report on Form 8-K
                                                   dated November 30, 1998
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.11  Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended December 31, 1998.            Trust 1998-A Current
                                                   Report on Form 8-K
                                                   dated December 31, 1998
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.12  Prospectus dated February 17, 1998  Filed with the Commission
               and Prospectus Supplement           pursuant to Rule 424(b)(2)
               dated February 19, 1998 relating    on February 23, 1998 and
               to the issuance of the Class        incorporated herein
               A-1, Class A-2, Class A-3,          by reference.
               Class B Notes and the
               Asset Backed Certificates.

Exhibit 99.1   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               February 1, 1998 among the           Owner Trust 1998-A
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated February 26,
                                                    1998 and incorporated
                                                    herein by reference.

Exhibit 99.2   Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of February 1,    to Ford Credit Auto
               1998 among Ford Credit, as           Owner Trust 1998-A
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated February 26,
                                                    1998 and incorporated
                                                    herein by reference.

Exhibit 99.3   Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               February 1, 1998 between Ford        Owner Trust 1998-A
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated February 26,
                                                    1998 and incorporated
                                                    herein by reference.

<Page 8>
ITEM 14.     (Continued)

Designation    Description                           Method of Filing
-----------    -----------                           -----------------

Exhibit 99.4   Selected Information                  Filed with this report.
               Relating to the Receivables.


    (b) Reports on Form 8-K

Date of Report                                  Item

October 31, 1998                         Item 5 - Other Events
November 30, 1998                        Item 5 - Other Events
December 31, 1998                        Item 5 - Other Events



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

                                    Ford Credit Auto Receivables Two L.P.
                                                (Registrant)

                                    By:  Ford Credit Auto Receivables
                                         Two, Inc., General Partner


Date:  March 26, 1999               By:/s/R. P. Conrad
                                    ---------------------------------
                                    Assistant Secretary

<Page 9>
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

Exhibit 3.3    Certificate of Incorporation of                 *
               of the General Parnter.

Exhibit 3.4    By-Laws of the General Parnter.                 *

Exhibit 4.1    Conformed copy of Indenture                     *
               dated as of February 1, 1998 between
               Ford Credit Auto Owner Trust
               1998-A (the "Trust") and The
               Chase Manhattan Bank, as
               successor trustee to Chemical
               Bank ("Indenture Trustee")

Exhibit 4.2    Conformed copy of Amended and                   *
               Restated Trust Agreement between
               the Limited Partnership
               and PNC Bank, Delaware
               ("Owner Trustee")

Exhibit 19.1   Distribution Date Statement
               for Collection Period
               ended February 28, 1998.

Exhibit 19.2   Distribution Date Statement                     *
               for Collection Period
               ended March 31, 1998.

Exhibit 19.3   Distribution Date Statement                     *
               for Collection Period
               ended April 31, 1998.

Exhibit 19.4   Distribution Date Statement                     *
               for Collection Period
               ended May 31, 1998.

Exhibit 19.5   Distribution Date Statement                     *
               for Collection Period
               ended June 30, 1998.

Exhibit 19.6   Distribution Date Statement                     *
               for Collection Period
               ended July 31, 1998.

Exhibit 19.7   Distribution Date Statement                     *
               for Collection Period
               ended August 31, 1998.

Exhibit 19.8   Distribution Date Statement                     *
               for Collection Period
               ended September 30, 1998.

<Page 10>
ITEM 14.     (Continued)

Designation    Description                           Method of Filing
-----------    -----------                           -----------------
Exhibit 19.9   Distribution Date Statement                     *
               for Collection Period
               ended October 31, 1998.

Exhibit 19.10  Distribution Date Statement                     *
               for Collection Period
               ended November 30, 1998.

Exhibit 19.11  Distribution Date Statement                     *
               for Collection Period
               ended December 31, 1998.

Exhibit 19.12  Prospectus dated February 17, 1998              *
               and Prospectus Supplement dated
               February 19, 1998 relating to the
               issuance of the Class A-1,
               Class A-2, Class A-3,
               Class B Notes and
               Asset Backed Certificates.

Exhibit 99.1   Conformed copy of Sale and                      *
               Servicing Agreement dated as of
               February 1, 1998 among the
               Limited Partnership, Ford
               Credit and the Trust.

Exhibit 99.2   Conformed copy of Administration                *
               Agreement dated as of February 1, 1998
               among Ford Credit, as
               administrator, the Indenture
               Trustee and the Owner Trustee.

Exhibit 99.3   Conformed copy of Purchase                      *
               Agreement dated as of
               February 1, 1998 between Ford
               Credit and the Limited
               Partnership.

Exhibit 99.4   Selected Information                 Filed with this report.
               Relating to the Receivables.



----------------
*Previously Filed