Form 10-K/A
period 1998-12-31
FORD CREDIT AUTO RECEIVABLES TWO L P
filed 1999-03-30
CIK 1008949

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K/A

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
Commission file number 333-40421



                    FORD CREDIT AUTO OWNER TRUST 1998-A
                    FORD CREDIT AUTO OWNER TRUST 1998-B
                    FORD CREDIT AUTO OWNER TRUST 1998-C
          (Ford Credit Auto Receivables Two L.P. - Originator)

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

<Page 2>

                                 PART I.


ITEM 1.  BUSINESS

     For a discussion of the business for the Ford Credit Auto Owner Trust 1998-A see (i) the Prospectus and Prospectus Supplement dated February 17, 1998 and February 19, 1998, respectively, filed as Exhibit 19.12 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.11 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 1998-B see (i) the Prospectus and Prospectus Supplement dated May 13, 1998 and May 19, 1998, respectively, filed as Exhibit 19.21 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.13 through 19.20 to this Report and incorporated herein by reference.


     For a discussion of the business for the Ford Credit Auto Owner Trust 1998-C see (i) the Prospectus and Prospectus Supplement dated July 16, 1998 and July 20, 1998, respectively, filed as Exhibit 19.28 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.22 through 19.27 to this Report and incorporated herein by reference.


ITEM 2.  PROPERTIES

     For a discussion of the properties for the Ford Credit Auto Owner Trust 1998-A see (i) the Prospectus and Prospectus Supplement dated February 17, 1998 and February 19, 1998, respectively, filed as Exhibit 19.12 to this Report and incorporated herein by reference and (ii) the Distribution Date
Statements filed as Exhibits 19.1 through 19.11 to this Report and incorporated herein by reference.

     For a discussion of the properties for the Ford Credit Auto Owner Trust 1998-B see (i) the Prospectus and Prospectus Supplement dated May 13, 1998 and May 19, 1998, respectively, filed as Exhibit 19.21 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.13 through 19.20 to this Report and incorporated herein by reference.

    For a discussion of the properties for the Ford Credit Auto Owner Trust 1998-C see (i) the Prospectus dated July 16, 1998 and Prospectus Supplement dated July 20, 1998 filed as Exhibit 19.28 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.22 through 19.27 to this Report and incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

<Page 3>

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

                               ITEM II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     For Ford Credit Auto Owner Trust 1998-A, there were no holders of Class A-1 5.545% Asset Backed Notes, 14 holders of Class A-2 5.60% Asset Backed Notes, 53 holders of Class A-3 5.65% Asset Backed Notes,
6 holders of Class A-4 5.70% Asset Backed Notes, 7 holders of Class B 5.95% Asset Backed Notes as of January 26, 1999 and
3 holders of Class C 6.20% Asset Backed Certificates as of December 31, 1998. There is no established public trading market for the Notes or Certificates.

     For Ford Credit Auto Owner Trust 1998-B, there were no holders of Class A-1 5.615% Asset Backed Notes, 20 holders of Class A-2 5.80% Asset Backed Notes, 54 holders of Class A-3 5.85% Asset Backed Notes, 34 holders of Class A-4 5.90% Asset Backed Notes, 32 holders of Class B 6.15% Asset Backed Notes as of January 26, 1999 and 9 holders of Class C 6.40% Asset Backed Certificates as of December 31, 1998. There is no established public trading market for the Notes or Certificates.

     For Ford Credit Auto Owner Trust 1998-C, there were no holders of Class A-1 5.608% Asset Backed Notes, 3 holders of Class A-2 5.670% Asset Backed Notes, 14 holders of Class A-3 5.73% Asset Backed Notes, 41 holders of Class A-4 5.81% Asset Backed Notes, 25 holders of Class A-5 5.86% Asset Backed Notes, 22 holders of Class B 6.06% Asset Backed Notes as of January 26, 1999 and 4 holders of Class C 6.30% Asset Backed Certificates as of December 31, 1998. There is no established public trading market for the Notes or Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

 <Page 4>
                                PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1998-A

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.60% Asset       Chase Manhattan Bank       $359,000            67.1%
Backed Notes      4 New York Plaza
Class A-2         13th Floor
                  New York, NY 10004

5.60% Asset       Citibank, NA               $ 29,000             5.4%
Backed Notes      P. O. Box 30576
Class A-2         Tampa, FL  33630

5.60% Asset       PNC Bank, National         $ 98,500            18.4%
Backed Notes       Association
Class A-2         1835 Market Street
                  11 Penn Center, 15th Fl.
                  Philadelphia, PA 19103

5.65% Asset       Bank of New York (The)     $ 68,150             9.8%
Backed Notes      925 Patterson Plank Road
Class A-3         Secaucus, NJ 07094

5.65% Asset       Bankers Trust Company      $136,290            19.7%
Backed Notes      c/o BT Services Tennessee Inc.
Class A-3         648 Grassmere Park Drive
                  Nashville, TN 37211

5.65% Asset       Boston Safe Deposit and    $ 53,604             7.7%
Backed Notes       Trust Company
Class A-3         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

5.65% Asset       Citibank, NA               $ 71,000            10.3%
Backed Notes      P. O. Box 30576
Class A-3         Tampa, FL  33630


5.65% Asset       Chase Manhattan Bank       $ 65,770             9.5%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY 10004

5.65% Asset       State Street Bank and      $127,710            18.5%
Backed Notes       Trust Company
Class A-3         Global Corp Action Dept JAB5W
                  P. O. Box 1631
                  Boston, MA 02105-1631

<Page 5>


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1998-A (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.65% Asset       Northern Trust Company     $ 45,515             6.6%
Backed Notes      801 S. Canal C-IN
Class A-3         Chicago, IL 60607

5.70% Asset       Boston Safe Deposit and    $ 60,000            20.0%
Backed Notes       Trust Company
Class A-4         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

5.70% Asset       Chase Manhattan Bank       $130,000            43.3%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

5.70% Asset       Citibank, N.A.             $ 90,000            30.0%
Backed Notes      P. O. Box 30576
Class A-4         Tampa, FL 33630

5.95% Asset       Boston & Co.               $ 13,000            16.1%
Backed Notes      New York, NY
Class B

5.95% Asset       Allstate Insurance Co.     $ 10,000            12.4%
Backed Notes      New York, NY
Class B

5.95% Asset       Hudd & Co.                 $ 15,500            19.2%
Backed Notes      New York, NY
Class B

5.95% Asset       Hare & Co.                 $ 15,000            18.6%
Backed Notes      New York, NY
Class B

5.95% Asset       Allstate Insurance Co.     $ 10,000            12.4
Backed Notes      New York, NY
Class B

5.95% Asset       Mac & Co.                  $ 15,000            18.6%
Backed Notes      New York, NY
Class B

6.20% Asset       Brown Brothers Harriman**  $  3,850             8.4%
Backed Certifi-   & Co.
cates Class C     New York, NY

6.20% Asset       M Gardiner & Co.**         $ 28,400            61.7%
Backed Certifi-   New York, NY
cates Class C

6.20% Asset       Hudd & Co.**               $ 13,750            30.0%
Backed Certifi-   New York, NY
cates Class C


*As of January 26, 1999
**As of December 31, 1998
<Page 6>
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1998-B

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner**                  (in thousands)      of Class
----------------------------------------------------------------------
5.80% Asset       Chase Manhattan Bank       $574,000            57.4%
Backed Notes      4 New York Plaza
Class A-2         13th Floor
                  New York, NY 10004

5.80% Asset       Citibank, NA               $160,000            16.0%
Backed Notes      P. O. Box 30576
Class A-2         Tampa, FL  33630

5.80% Asset       State Street Bank and      $ 91,850             9.2%
Backed Notes       Trust Company
Class A-2         Global Corp Action Dept JAB5W
                  P. O. Box 1631
                  Boston, MA 02105-1631

5.85% Asset       Bank of New York (The)     $113,290            14.4%
Backed Notes      925 Patterson Plank Road
Class A-3         Secaucus, NJ 07094

5.85% Asset       Bankers Trust Company      $ 43,555             5.5%
Backed Notes      c/o BT Services Tennessee Inc.
Class A-3         648 Grassmere Park Drive
                  Nashville, TN 37211

5.85% Asset       Boston Safe Deposit and    $ 77,780             9.9%
Backed Notes       Trust Company
Class A-3         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

5.85% Asset       Chase Manhattan Bank       $164,110            20.9%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY 10004

5.85% Asset       State Street Bank and      $125,310            16.0%
Backed Notes       Trust Company
Class A-3         Global Corp Action Dept JAB5W
                  P. O. Box 1631
                  Boston, MA 02105-1631

5.90% Asset       Bank of New York (The)     $ 19,625             6.5%
Backed Notes      925 Patterson Plank Road
Class A-4         Secaucus, NJ 07094

5.90% Asset       Boston Safe Deposit and    $ 18,595             6.2%
Backed Notes       Trust Company
Class A-4         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

<Page 7>

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1998-B (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner**                 (in thousands)      of Class
----------------------------------------------------------------------
5.90% Asset       Chase Manhattan Bank       $ 76,348            25.4%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

5.90% Asset       Fleet Bank of              $ 19,390             6.5%
Backed Notes       Massachusetts, N.A.
Class A-4         Fleet Services Corp
                  2nd Floor NYROT02B
                  Rochester, NY 14638

5.90% Asset       Prudential Securities      $ 40,000            13.3%
Backed Notes       Custody
Class A-4         c/o ADP Proxy Services
                  51 Mercedes Way
                  Edgewood, NY 11717

5.90% Asset       State Street Bank and      $ 68,992            23.0%
Backed Notes       Trust Company
Class A-4         Global Corp Action Dept JAB5W
                  P. O. Box 1631
                  Boston, MA 02105-16310

6.15% Asset       Goldman Sachs & Co.        $ 10,000             9.5%
Backed Notes      New York, NY
Class B

6.15% Asset       Goldman Sachs & Co.        $  6,000             5.7%
Backed Notes      New York, NY
Class B

6.15% Asset       Boston & Co.               $ 10,000             9.5%
Backed Notes      New York, NY
Class B

6.15% Asset       Hare & Co.                 $ 25,000            23.8%
Backed Notes      New York, NY
Class B

6.15% Asset       Mac & Co.                  $  8,000             7.6%
Backed Notes      New York, NY
Class B

6.40% Asset       Allstate Insurance         $ 10,000            16.7%
Backed Certifi-    Company**
cates Class C     Northbrook, IL

6.40% Asset       Hank & Co.**               $  5,000             8.3%
Backed Certifi-   c/o Citibank NA/Custody
cates Class C     Philadelphia, PA

6.40% Asset       Hare & Co.**               $ 10,000            16.7%
Backed Certifi-   c/o The Bank of New York
cates Class C     New York, NY

<Page 8>
March 30, 1999

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1998-B (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner**                 (in thousands)      of Class
----------------------------------------------------------------------
6.40% Asset       Hudd & Co.**               $  8,270           13.8%
Backed Certifi-   c/o The Bank of New York
cates Class C     New York, NY

6.40% Asset       Chase Manhattan Bank**     $ 16,370            27.3%
Backed Certifi-   c/o The Bank of New York
cates Class C     New York, NY

*As of January 26, 1999
**As of December 31, 1998


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1998-C

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.670% Asset      Bank of New York (The)     $ 35,000            16.7%
Backed Notes      925 Patterson Plank Road
Class A-2         Secaucus, NJ  07904


5.670% Asset      State Street Bank and      $260,000            86.7%
Backed Notes       Trust Company
Class A-2         Global Corp Action Dept JAB5W
                  P.O. Box 1631
                  Boston, MA 02105-1631

5.73% Asset      Bank of New York (The)      $ 41,885             6.4%
Backed Notes     925 Patterson Plank Road
Class A-3         Secaucus, NJ  07904


5.73% Asset       Boston Safe Deposit &      $ 99,300            15.3%
Backed Notes       Trust Co.
Class A-3         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

5.73% Asset       Chase Manhattan Bank       $321,200            49.4%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY  10004

5.73% Asset       State Street Bank and      $ 80,250            12.3%
Backed Notes       Trust Company
Class A-3         Global Corp Action Dept JAB5W
                  P.O. Box 1631
                  Boston, MA 02105-1631

<Page 9>

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1998-C (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.73% Asset       Northern Trust Company     $ 53,000             8.1%
Backed Notes      801 S. Canal C-IN
Class A-3         Chicago, IL 60607

5.81% Asset       Bank of New York (The)     $ 47,950             6.7%
Backed Notes      925 Patterson Plank Road
Class A-4         Secaucus, NJ  07094

5.81% Asset       Bankers Trust Company      $ 68,445             9.6%
Backed Notes      648 Grassmere Park Drive
Class A-4         Nashville, TN 37211

5.81% Asset       Boston Safe Deposit and    $ 91,150            12.8%
Backed Notes       Trust Company
Class A-4         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

5.81% Asset       Chase Manhattan Bank (The) $183,520            25.8%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

5.81% Asset       Citibank, NA               $ 43,700             6.1%
Backed Notes      P. O. Box 30576
Class A-4         Tampa, FL  33630-3576

5.81% Asset       State Street Bank and      $ 60,425             8.5%
Backed Notes       Trust Company
Class A-4         Global Corp Action Dept JAB5W
                  P. O. Box 1631
                  Boston, MA  02105-1631

5.81% Asset       Wells Fargo Bank,          $ 37,210             5.2%
Backed Notes       National Association
Class A-4         26610 West Agoura Road
                  Calabasas, CA 91307

5.86% Asset       Boston Safe Deposit and    $ 54,430            27.2%
Backed Notes       and Trust Company
Class A-5         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

<Page 10>
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1998-C (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.86% Asset       Citibank, NA               $ 81,000            40.5%
Backed Notes      P. O. Box 30576
Class A-5         Tampa, FL  33630-3576

5.86% Asset       State Street Bank and      $ 40,162            20.1%
Backed Notes       Trust Company
Class A-5         Global Corp Action Dept JAB5W
                  P. O. Box 1631
                  Boston, MA  02105-1631

6.30% Asset       Allstate Insurance Co.**   $ 20,000            43.5%
Backed Certifi-   New York, NY
cates Class C

6.30% Asset       Hare & Co**                $  5,000            10.9%
Backed Certifi-   New York, NY
cates Class C

6.30% Asset       Salomon Smith Barney**     $  5,500            11.9%
Backed Certifi-   New York, NY
cates Class C

*As of January 26, 1999
**As of December 31, 1998

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

<Page 11>
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUSTS 1998-A, 1998-B AND 1998-C.

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

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 1998-A.

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
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

<Page 12>
ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
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

<Page 13>
ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
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

<Page 14>
ITEM 14.     (Continued)

Designation    Description                           Method of Filing
-----------    -----------                           -----------------
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

Exhibit 99.4   Selected Information                 Filed with this report.
               Relating to the Receivables.


    (b) Reports on Form 8-K

Date of Report                                  Item

October 31, 1998                         Item 5 - Other Events
November 30, 1998                        Item 5 - Other Events
December 31, 1998                        Item 5 - Other Events


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 1998-B.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.3    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of May 1, 1998 between      to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 1998-B
               1998-B (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated May 28,
               ("Indenture Trustee")                1998 and incorporated
                                                    herein by reference.

Exhibit 4.4    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Partnership      Owner Trust 1998-B
               and PNC Bank, Delaware               Current Report on Form
               ("Owner Trustee")                    8-K dated May 1,
                                                    1998 and incorporated
                                                    herein by reference.

<Page 15>
ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 19.13  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 1998.                   Trust 1998-B Current
                                                     Report on Form 8-K
                                                     dated May 31, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.14  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 1998.                  Trust 1998-B Current
                                                     Report on Form 8-K
                                                     dated June 30, 1998
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.15  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 1998.                  Trust 1998-B Current
                                                     Report on Form 8-K
                                                     dated July 31, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.16  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 1998.                Trust 1998-B Current
                                                     Report on Form 8-K
                                                     dated August 31, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.17  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 1998.             Trust 1998-B Current
                                                     Report on Form 8-K
                                                     dated September 30, 1998
                                                     and incorporated herein
                                                     by reference.


Exhibit 19.18  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 1998.               Trust 1998-B Current
                                                     Report on Form 8-K
                                                     dated October 31, 1998
                                                     and incorporated herein
                                                     by reference.

<Page 16>
ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 19.19  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 1998.              Trust 1998-B Current
                                                     Report on Form 8-K
                                                     dated November 30, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.20  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 1998.              Trust 1998-B Current
                                                     Report on Form 8-K
                                                     dated December 31, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.21  Prospectus dated May 13, 1998         Filed with the Commission
               and Prospectus Supplement             pursuant to Rule 424(b)(2)
               dated May 19, 1998 relating           on May 21, 1998 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class B Notes and
               the Asset Backed Certificates.

Exhibit 99.5   Conformed copy of Sale and             Filed as Exhibit 99.1
               Servicing Agreement dated as of        to Ford Credit Auto
               May 1, 1998 among the,                 Owner Trust 1998-B
               Limited Partnership, Ford              Current Report on Form
               Credit and the Trust.                  8-K dated May 28,
                                                      1998 and incorporated
                                                      herein by reference.

Exhibit 99.6   Conformed copy of Administration       Filed as Exhibit 99.2
               Agreement dated as of May 1,           to Ford Credit Auto
               1998 among Ford Credit, as             Owner Trust 1998-B
               administrator, the Indenture           Current Report on Form
               Trustee and the Owner Trustee.         8-K dated May 28,
                                                      1998 and incorporated
                                                      herein by reference.

Exhibit 99.7   Conformed copy of Purchase             Filed as Exhibit 99.3
               Agreement dated as of                  to Ford Credit Auto
               May 1, 1998 between Ford               Owner Trust 1998-B
               Credit and the Limited                 Current Report on Form
               Partnership.                           8-K dated May 28,
                                                      1998 and incorporated

<Page 17>
ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 99.8   Selected Information                 Filed with this report.
               Relating to the Receivables.


    (b) Reports on Form 8-K

Date of Report                                  Item

October 31, 1998                         Item 5 - Other Events
November 30, 1998                        Item 5 - Other Events
December 31, 1998                        Item 5 - Other Events

<Page 18>
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 1998-C.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.5    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of July 1, 1998 between     to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 1998-C
               1998-C (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated July 29, 1998
               ("Indenture Trustee").                and incorporated
                                                    herein by reference.

Exhibit 4.6    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership              Owner Trust 1998-C
               and PNC Bank, Delaware               Current Report on Form
               ("Owner Trustee").                    8-K dated July 29,
                                                    1998 and incorporated
                                                    herein by reference.


Exhibit 19.22  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 1998.                  Trust 1998-C Current
                                                     Report on Form 8-K
                                                     dated July 31, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.23  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 1998.                Trust 1998-C Current
                                                     Report on Form 8-K
                                                     dated August 31, 1998
                                                     and incorporated
                                                     herein by reference.

<Page 19>
ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 19.24  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 1998.             Trust 1998-C Current
                                                     Report on Form 8-K
                                                     dated September 30, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.25  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 1998.               Trust 1998-C Current
                                                     Report on Form 8-K
                                                     dated October 31, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.26  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 1998.              Trust 1998-C Current
                                                     Report on Form 8-K
                                                     dated November 30, 1998
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.27  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 1998.              Trust 1998-C Current
                                                     Report on Form 8-K
                                                     dated December 31, 1998
                                                     and incorporated herein
                                                     by reference.


Exhibit 19.28  Prospectus dated July 16, 1998        Filed with the Commission
               and Prospectus Supplement dated       pursuant to Rule 424(b)(2)
               July 20, 1998 relating                on July 22, 1998 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class A-5, Class B Notes
               and the Asset Backed Certificates.

<Page 20>
ITEM 14.     (Continued)

Designation    Description                         Method of Filing
-----------    -----------                         -----------------
Exhibit 99.9   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               July 1, 1998 among the,              Owner Trust 1998-C
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated July 29,
                                                    1998 and incorporated
                                                    herein by reference.

Exhibit 99.10  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of July 1,        to Ford Credit Auto
               1998 among Ford Credit, as           Owner Trust 1998-C
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated July 29,
                                                    1998 and incorporated
                                                    herein by reference.

Exhibit 99.11  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               July 1, 1998 between Ford            Owner Trust 1998-C
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated July 29,
                                                    1998 and incorporated
                                                    herein by reference.

Exhibit 99.12  Selected Information                 Filed with this report.
               Relating to the Receivables.

<Page 21>

ITEM 14.  (Continued)


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

                                    Ford Credit Auto Receivables Two L.P.
                                                (Registrant)

                                    By:  Ford Credit Auto Receivables
                                         Two, Inc., General Partner


Date:  March 30, 1999               By:/s/R. P. Conrad
                                    ---------------------------------
                                    Assistant Secretary

<Page 22>
                          EXHIBIT INDEX
        FORD CREDIT AUTO OWNER TRUSTS 1998-A, 1998-B AND 1998-C

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
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

Exhibit 3.3    Certificate of Incorporation of                 *
               of the General Parnter.

Exhibit 3.4    By-Laws of the General Partner.                 *

                  FORD CREDIT AUTO OWNER TRUST 1998-A

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

Exhibit 19.1   Distribution Date Statement
               for Collection Period
               ended February 28, 1998.

Exhibit 19.2   Distribution Date Statement                     *
               for Collection Period
               ended March 31, 1998.

Exhibit 19.3   Distribution Date Statement                     *
               for Collection Period
               ended April 31, 1998.

Exhibit 19.4   Distribution Date Statement                     *
               for Collection Period
               ended May 31, 1998.

<Page 23>

EXHIBIT INDEX     (Continued)

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
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

<Page 24>
EXHIBIT INDEX  (Continued)

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 99.3   Conformed copy of Purchase                      *
               Agreement dated as of
               February 1, 1998 between Ford
               Credit and the Limited
               Partnership.

Exhibit 99.4   Selected Information                 Filed with this report.
               Relating to the Receivables.



----------------
*Previously Filed



FORD CREDIT AUTO OWNER TRUST 1998-B

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 4.3    Conformed copy of Indenture                     *
               dated as of May 1, 1998 between
               Ford Credit Auto Owner Trust
               1998-B (the "Trust") and The
               Chase Manhattan Bank, as
               successor trustee to Chemical
               Bank ("Indenture Trustee")

Exhibit 4.4    Conformed copy of Amended and                   *
               Restated Trust Agreement between
               the Limited Partnership
               and PNC Bank, Delaware
               ("Owner Trustee")

<Page 25>

EXHIBIT INDEX  (Continued)

Exhibit 19.13  Distribution Date Statement
               for Collection Period
               ended May 31, 1998.

Exhibit 19.14  Distribution Date Statement                     *
               for Collection Period
               ended June 30, 1998.

Exhibit 19.15  Distribution Date Statement                     *
               for Collection Period
               ended July 31, 1998.

Exhibit 19.16  Distribution Date Statement                     *
               for Collection Period
               ended August 31, 1998.

Exhibit 19.17  Distribution Date Statement                     *
               for Collection Period
               ended September 30, 1998.

Exhibit 19.18  Distribution Date Statement                     *
               for Collection Period
               ended October 31, 1998.

Exhibit 19.19  Distribution Date Statement                     *
               for Collection Period
               ended November 30, 1998.

Exhibit 19.20  Distribution Date Statement                     *
               for Collection Period
               ended December 31, 1998.


Exhibit 19.21  Prospectus dated May 13, 1998                   *
               and Prospectus Supplement dated
               May 19, 1998 relating to the
               issuance of the Class A-1,
               Class A-2, Class A-3,
               Class A-4 Notes, Class B Notes
               and Asset Backed Certificates.

Exhibit 99.5   Conformed copy of Sale and                      *
               Servicing Agreement dated as of
               May 1, 1998 among the
               Limited Partnership, Ford
               Credit and the Trust.

<Page 26>
EXHIBIT INDEX  (Continued)

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 99.6   Conformed copy of Administration                *
               Agreement dated as of May 1, 1998
               among Ford Credit, as
               administrator, the Indenture
               Trustee and the Owner Trustee.

Exhibit 99.7   Conformed copy of Purchase                      *
               Agreement dated as of
               May 1, 1998 between Ford
               Credit and the Limited
               Partnership.

Exhibit 99.8   Selected Information                 Filed with this report.
               Relating to the Receivables.



----------------
*Previously Filed




FORD CREDIT AUTO OWNER TRUST 1998-C

Exhibit
Number           Description of Exhibit                Method of Filing
-------          ----------------------                ----------------
Exhibit 4.5    Conformed copy of Indenture                     *
               dated as of July 1, 1998 between
               Ford Credit Auto Owner Trust
               1998-C (the "Trust") and The
               Chase Manhattan Bank, as
               ("Indenture Trustee").

<Page 27>

EXHIBIT INDEX  (Continued)

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 4.6    Conformed copy of Amended and                   *
               Restated Trust Agreement between
               the Limited Partnership
               and PNC Bank, Delaware
               ("Owner Trustee").

Exhibit 19.22  Distribution Date Statement                     *
               for Collection Period
               ended July 31, 1998.

Exhibit 19.23  Distribution Date Statement                     *
               for Collection Period
               ended August 31, 1998.

Exhibit 19.24  Distribution Date Statement                     *
               for Collection Period
               ended September 30, 1998.

Exhibit 19.25  Distribution Date Statement                     *
               for Collection Period
               October 31, 1998.

Exhibit 19.26  Distribution Date Statement                     *
               for Collection Period
               ended November 30, 1998.

Exhibit 19.27  Distribution Date Statement                     *
               for Collection Period
               ended December 31, 1998.

Exhibit 19.28  Prospectus dated July 16, 1998                  *
               and Prospectus Supplement dated
               July 20, 1998 relating
               to the issuance of the Class
               A-1, Class A-2, Class A-3,
               Class A-4, Class A-5, Class B Notes
               and the Asset Backed Certificates.

<Page 28>

EXHIBIT INDEX  (Continued)


Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 99.9   Conformed copy of Sale and                      *
               Servicing Agreement dated as of
               July 1, 1998 among the,
               Limited Partnership, Ford
               Credit and the Trust.

Exhibit 99.10  Conformed copy of Administration                *
               Agreement dated as of July 1,
               1998 among Ford Credit, as
               administrator, the Indenture
               Trustee and the Owner Trustee.

Exhibit 99.11  Conformed copy of Purchase                      *
               Agreement dated as of
               July 1, 1998 between Ford
               Credit and the Limited
               Partnership.

Exhibit 99.12  Selected Information                  Filed with this report.
               Relating to the Receivables.


----------------
*Previously Filed