Form 10-K
period 1999-12-31
FORD CREDIT AUTO RECEIVABLES TWO L P
filed 2000-02-24
CIK 1008949

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1999

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                              -------------  ------------------
Commission file number 333-82895



                       FORD CREDIT AUTO OWNER TRUST 1999-A
                       FORD CREDIT AUTO OWNER TRUST 1999-B
                       FORD CREDIT AUTO OWNER TRUST 1999-C
                       FORD CREDIT AUTO OWNER TRUST 1999-D
              (Ford Credit Auto Receivables Two L.P. - Originator)

              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


State of Incorporation:  Delaware

Employer Identification No.:  38-3295857

Address of principal executive offices:  One American Road
                                         Dearborn, Michigan 48121


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





                                 PART I.


ITEM 1.  BUSINESS

     For a discussion of the business for the Ford Credit Auto Owner Trust 1999-A see (i) the Prospectus and Prospectus Supplement dated January 11, 1999 and January 13, 1999, respectively, filed as Exhibit 19.13 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.12 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 1999-B see (i) the Prospectus and Prospectus Supplement, each dated May 19, 1999, filed as Exhibit 19.22 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.14 through 19.21 to this Report and incorporated herein by reference.


     For a discussion of the business for the Ford Credit Auto Owner Trust 1999-C see (i) the Prospectus and Prospectus Supplement dated May 19, 1999 and July 20, 1999, respectively, filed as Exhibit 19.29 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.23 through 19.28 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 1999-D see (i) the Prospectus and Prospectus Supplement, each dated September 17, 1999, filed as Exhibit 19.34 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.30 through 19.33 to this Report and incorporated herein by reference.

ITEM 2.  PROPERTIES

     For a discussion of the properties for the Ford Credit Auto Owner Trust 1999-A see (i) the Prospectus and Prospectus Supplement dated January 11, 1999 and January 13, 1999, respectively, filed as Exhibit 19.13 to this Report and incorporated herein by reference and (ii) the Distribution Date
Statements filed as Exhibits 19.1 through 19.12 to this Report and incorporated herein by reference.

     For a discussion of the properties for the Ford Credit Auto Owner Trust 1999-B see (i) the Prospectus and Prospectus Supplement each dated May 19, 1999, filed as Exhibit 19.22 to this Report and incorporated herein by reference and
(ii) the Distribution Date Statements filed as Exhibits 19.14 through 19.21 to this Report and incorporated herein by reference.

    For a discussion of the properties for the Ford Credit Auto Owner Trust 1999-C see (i) the Prospectus and Prospectus Supplement dated May 19, 1999 and July 20, 1999, respectively, filed as Exhibit 19.29 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.23 through 19.28 to this Report and incorporated herein by reference.

     For a discussion of the properties for the Ford Credit Auto Owner Trust 1999-D see (i) the Prospectus and Prospectus Supplement, each dated September 17, 1999 filed as Exhibit 19.34 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.30 through 19.33 to this Report and incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

                               ITEM II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     For Ford Credit Auto Owner Trust 1999-A, there were no holders of
Class A-1 5.010% Asset Backed Notes, no holders of Class A-2 5.089% Asset Backed Notes, 19 holders of Class A-3 5.31% Asset Backed Notes, 27 holders of Class A-4 5.31% Asset Backed Notes, 15 holders of Class B 5.79% Asset Backed Notes and 2 holders of Class C 6.52% Asset Backed Certificates as of January 13, 2000. There is no established public trading market for the Notes or Certificates.

     For Ford Credit Auto Owner Trust 1999-B, there were no holders of
Class A-1 4.978% Asset Backed Notes, 4 holders of Class A-2 5.114% Asset Backed Notes, 26 holders of Class A-3 5.47% Asset Backed Notes, 65 holders of Class A-4 5.80% Asset Backed Notes, 4 holders of Class B 6.16% Asset
Backed Notes and 10 holders of Class C 6.65% Asset Backed Certificates as of January 13, 2000. There is no established public trading market for the Notes or Certificates.

     For Ford Credit Auto Owner Trust 1999-C, there were no holders of
Class A-1 5.149% Asset Backed Notes, 3 holders of Class A-2 5.351% Asset
Backed Notes, 24 holders of Class A-3 5.77% Asset Backed Notes, 40 holders of Class A-4 6.08% Asset Backed Notes, 29 holders of Class B 6.42% Asset Backed Notes and 4 holders of Class C 6.75% Asset Backed Certificates as of
January 13, 2000. There is no established public trading market for the Notes or Certificates.

     For Ford Credit Auto Owner Trust 1999-D, there were no holders of
Class A-1 5.411% Asset Backed Notes, 4 holders of Class A-2 5.816% Asset
Backed Notes, 28 holders of Class A-3 6.20% Asset Backed Notes, 29 holders of Class A-4 6.40% Asset Backed Notes, 48 holders of Class A-5 6.52% Asset Backed Notes, 5 holders of Class B 6.87% Asset Backed Notes and 1 holder of Class C 7.21% Asset Backed Certificates as of January 13, 2000. There is no established public trading market for the Notes or Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.



                                PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1999-A

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.31% Asset       Boston Safe Deposit and    $ 63,230            12.8%
Backed Notes       Trust Company
Class A-3         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

5.31% Asset       Chase Manhattan Bank       $249,050            50.3%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY 10004

5.31% Asset       Citibank, NA               $ 57,620            11.6%
Backed Notes      P. O. Box 30576
Class A-3         Tampa, FL  33630

5.31% Asset       State Street Bank and      $ 36,955             7.5%
Backed Notes       Trust Company
Class A-3         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

5.31% Asset       Boston Safe Deposit and    $ 83,900            26.7%
Backed Notes       Trust Company
Class A-4         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

5.31% Asset       Chase Manhattan Bank       $ 68,265            21.8%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

5.31% Asset       Citibank, NA               $ 16,535             5.3%
Backed Notes      P. O. Box 30576
Class A-4         Tampa, FL  33630

5.31% Asset       State Street Bank and      $ 56,182            17.9%
Backed Notes       Trust Company
Class A-4         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

5.79% Asset       Bank of New York (The)     $ 43,385            63.2%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

5.79% Asset       Citibank, NA               $ 12,695            18.5%
Backed Notes      P. O. Box 30576
Class B           Tampa, FL  33630

6.52% Asset       Hare & Co                  $ 15,000            38.0%
Backed            c/o The Bank of New York
Certificates      P.O. Box 11203
Class C           New York, NY 10286

6.52% Asset       Salkeld & Co               $ 24,254            62.0%
Backed            c/o Bankers Trust Co
Certificates      P.O. Box 704
Class C           Church Street Station
                  New York, NY 10008



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1999-B

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.114% Asset      State Street Bank and      $274,000            78.3%
Backed Notes       Trust Company
Class A-2         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

5.114% Asset      Union Bank of              $ 50,000            14.3%
Backed Notes       California, N.A.
Class A-2         P.O. Box 109
                  San Diego, CA  92112-4103

5.47% Asset       Bank of New York (The)     $ 96,275             9.3%
Backed Notes      925 Patterson Plank Road
Class A-3         Secaucus, NJ 07094

5.47% Asset       Boston Safe Deposit and    $144,405            13.9%
Backed Notes       Trust Company
Class A-3         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

5.47% Asset       Chase Manhattan Bank       $173,910            17.3%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY 10004

5.47% Asset       Citibank, N.A.             $ 91,995             8.8%
Backed Notes      P. O. Box 30576
Class A-3         Tampa, FL 33630

5.47% Asset       Investors Bank and Trust   $ 67,500             6.5%
Backed Notes      M. F. Custody
Class A-3         200 Clarendon Street
                  15th Floor, Hancock Tower
                  Boston, MA 02116

5.47% Asset       State Street Bank and      $349,675            33.6%
Backed Notes       Trust Company
Class A-3         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1999-B (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner**                  (in thousands)      of Class
----------------------------------------------------------------------
5.80% Asset       ABN AMRO Incorporated      $ 32,000             5.2%
Backed Notes      181 W. Madison
Class A-4         Chicago, IL 60603

5.80% Asset       Bank of New York (The)     $ 48,726             8.0%
Backed Notes      925 Patterson Plank Road
Class A-4         Secaucus, NJ 07094

5.80% Asset       Bankers Trust Company      $ 49,222             8.0%
Backed Notes      c/o BT Services Tennesse Inc.
Class A-4         648 Grassmere Park Drive
                  Nashville, TN 37211

5.80% Asset       Boston Safe Deposit and    $ 70,383            11.5%
Backed Notes       Trust Company
Class A-4         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

5.80% Asset       Chase Manhattan Bank       $124,765            20.4%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

5.80% Asset       Citibank, NA               $ 50,202             8.2%
Backed Notes      P. O. Box 30576
Class A-4         Tampa, FL  33630

5.80% Asset       Northern Trust Company     $ 45,955             7.5%
Backed Notes      801 S. Canal C-IN
Class A-4         Chicago, IL 60607

5.80% Asset       State Street Bank and      $ 63,032            10.3%
Backed Notes       Trust Company
Class A-4         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

6.16% Asset       Bank of New York (The)     $ 26,000            23.6%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

6.16% Asset       Bankers Trust Company      $ 30,700            27.9%
Backed Notes      c/o BT Services Tennessee Inc.
Class B           648 Grassmere Park Drive
                  Nashville, TN 37211

6.16% Asset       Chase Manhattan Bank       $ 45,000            40.8%
Backed Notes      4 New York Plaza
Class B           13th Floor
                  New York, NY 10004

6.16% Asset       FUNB - Philadelphia Main   $  8,500             7.7%
Backed Notes      123 South Broad Street
Class B           Philadelphia, PA 19109

6.65% Asset       Auer & Co                  $  5,000             7.9%
Backed            c/o Bankers Trust Co
Certificates      Church Street Station
Class C           P.O. Box 704
                  New York, NY 10008

6.65% Asset       Gerlack & Co               $  5,000             7.9%
Backed            c/o Citibank NA
Certificates      Concentration A/C#36112805
Class C           Philadelphia, PA 19170-7057

6.65% Asset       Hare & Co                  $ 22,375            35.5%
Backed            c/o The Bank of New York
Certificates      P.O. Box 11203
Class C           New York, NY 10286

6.65% Asset       Prudential Securities Inc  $  7,000            11.1%
Backed            One New York Plaza
Certificates      New York, NY 10292-2009
Class C

6.65% Asset       Strafe & Co                $  9,900            15.7%
Backed            1900 Polaris Pkwy
Certificates      Fourth Floor
Class C           Columbus, OH 43240


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1999-C

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.351% Asset      State Street Bank and      $578,000            98.3%
Backed Notes       Trust Company
Class A-2         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

5.77% Asset       Boston Safe Deposit and    $173,675            17.5%
Backed Notes       Trust Company
Class A-3         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

5.77% Asset       Chase Manhattan Bank       $407,230            41.1%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY 10004

5.77% Asset       Citibank, NA               $ 51,595             5.2%
Backed Notes      P. O. Box 30576
Class A-3         Tampa, FL  33630

5.77% Asset       State Street Bank and      $148,125            15.0%
Backed Notes       Trust Company
Class A-3         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

6.08% Asset       Bank of New York (The)     $ 39,239             6.2%
Backed Notes      925 Patterson Plank Road
Class A-4         Secaucus, NJ 07094

6.08% Asset       Bankers Trust Company      $ 45,172             7.2%
Backed Notes      c/o BT Services Tennessee Inc.
Class A-4         648 Grassmere Park Drive
                  Nashville, TN 37211

6.08% Asset       Boston Safe Deposit and    $157,200            25.1%
Backed Notes       Trust Company
Class A-4         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.08% Asset       Chase Manhattan Bank       $111,600            17.8%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

6.08% Asset       PNC Bank, N.A.             $ 33,025             5.3%
Backed Notes      1600 Market Street
Class A-4         29th Floor
                  Philadelphia, PA 19103

6.08% Asset       State Street Bank and      $ 84,950            13.5%
Backed Notes       Trust Company
Class A-4         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1999-C (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
6.42% Asset       Bank of New York (The)     $ 32,910             30.1%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

6.42% Asset       Bankers Trust Company      $  5,475             5.0%
Backed Notes      c/o BT Services Tennessee Inc.
Class B           648 Grassmere Park Drive
                  Nashville, TN 37211

6.42% Asset       Boston Safe Deposit and    $ 14,725            13.4%
Backed Notes       Trust Company
Class B           c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.42% Asset       Comerica Bank              $ 15,000            13.7%
Backed Notes      Cap. Chg
Class B           Proxy 7CBB
                  MC 3530
                  Detroit, MI 48275-3530

6.42% Asset       Norwest Bank Minnesota,    $ 20,000            18.3%
Backed Notes       N.A.
Class B           733 Marquette Avenue
                  Minneapolis, MN 55479-0056

6.42% Asset       State Street Bank and      $  6,407             5.8%
Backed Notes       Trust Company
Class B           Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

6.75% Asset       Allstate Life Insur. Co.   $ 10,000            16.0%
Backed            Investment Operations
Certificates      3075 Sanders Road, Ste G4A
Class C           Northbrook, IL 60062-7127

6.75% Asset       Citibank Federal Saving    $ 10,000            16.0%
Backed             Bank as Collection Agent
Certificates       & Trustee USTA Dated 7/1/93
Class C            Northbrook Life Insurance Co.
                   as Secured Party and Beneficiary
                  3075 Sanders Road, Ste G4A
                  Northbrook, IL 60062

6.75% Asset       Hare & Co                  $ 22,546            36.0%
Backed            c/o The Bank of New York
Certificates      P.O. Box 11203
Class C           New York, NY 10286

6.75% Asset       Hurley & Co                $ 20,000            32.0%
Backed            c/o Citicorp N.A.
Certificates      IC&D Lockbox
Class C           P.O. Box 7247-7057
                  Philadelphia, PA 19170-7057


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1999-D

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.816% Asset      Chase Bank of Texas, N.A. $ 25,000             5.6%
Backed Notes      P.O. Box 2558
Class A-2         Houston, TX  77252-8009


5.816% Asset      State Street Bank and      $389,000            86.6%
Backed Notes       Trust Company
Class A-2         Global Corp Action Dept JAB5W
                  P.O. Box 1631
                  Boston, MA 02105-1631

6.20% Asset       Barclays Global Investors, $132,000             9.6%
Backed Notes       N.A.
Class A-3         45 Fremont Street
                  33rd Floor
                  San Francisco, CA  94105

6.20% Asset       Boston Safe Deposit &      $104,375             7.6%
Backed Notes       Trust Co.
Class A-3         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.20% Asset       Chase Manhattan Bank       $444,485            32.4%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY  10004

6.20% Asset       Citibank, NA               $101,750             7.4%
Backed Notes      P. O. Box 30576
Class A-3         Tampa, FL  33630-3576

6.20% Asset       Investors Bank and Trust   $ 85,180             6.2%
Backed Notes      M. F. Custody
Class A-3         200 Clarendon Street
                  15th Floor, Hancock Tower
                  Boston, MA 02116

6.20% Asset       State Street Bank and      $341,715            24.9%
Backed Notes       Trust Company
Class A-3         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1999-D (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
6.40% Asset       Bank of New York (The)     $ 41,885            10.5%
Backed Notes      925 Patterson Plank Road
Class A-4         Secaucus, NJ  07094

6.40% Asset       Boston Safe Deposit and    $ 70,275            17.6%
Backed Notes       Trust Company
Class A-4         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.40% Asset       Chase Manhattan Bank (The) $ 68,490            17.1%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

6.40% Asset       Northern Trust Company     $ 23,345             5.8%
Backed Notes       (The)
Class A-4         801 S. Canal
                  C-IN
                  Chicago, IL 60607

6.40% Asset       SSB - Trust Company        $ 27,000             6.7%
Backed Notes      225 Franklin Street
Class A-4         M4
                  Boston, MA 02110

6.40% Asset       State Street Bank and      $ 74,065            18.5%
Backed Notes       Trust Company
Class A-4         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA  02171

6.52% Asset       Bank of New York (The)     $122,393            20.8%
Backed Notes      925 Patterson Plank Road
Class A-5         Secaucus, NJ 07094

6.52% Asset       Bankers Trust Company      $ 84,210            14.3%
Backed Notes      c/o BT Services Tennessee Inc.
Class A-5         648 Grassmere Park Drive
                  Nashville, TN 37211


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 1999-D (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
6.52% Asset       Boston Safe Deposit and    $129,878            22.1%
Backed Notes       Trust Company
Class A-5         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.52% Asset       Chase Manhattan Bank (The) $ 29,885             5.1%
Backed Notes      4 New York Plaza
Class A-5         13th Floor
                  New York, NY 10004

6.52% Asset       Northern Trust Company     $ 31,646             5.4%
Backed Notes       (The)
Class A-5         801 S. Canal
                  C-IN
                  Chicago, IL 60607

6.52% Asset       State Street Bank and      $ 40,045             6.8%
Backed Notes       Trust Company
Class A-5         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA  02171

6.87% Asset       Bank of New York (The)     $ 53,700            49.0%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

6.87% Asset       Bankers Trust Company      $  5,500             5.0%
Backed Notes      c/o BT Services Tennessee Inc.
Class B           648 Grassmere Park Drive
                  Nashville, TN 37211

6.87% Asset       Boston Safe Deposit and    $ 10,000             9.1%
Backed Notes       Trust Company
Class B           c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.87% Asset       Chase Manhattan Bank (The) $ 35,700            32.6%
Backed Notes      4 New York Plaza
Class B           13th Floor
                  New York, NY 10004

7.21% Asset       Hare & Co                  $ 62,650           100.0%
Backed            c/o The Bank of New York
Certificates      P.O. Box 11203
Class C           New York, NY 10286

*As of January 13, 2000


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          FOR FORD CREDIT AUTO OWNER TRUSTS 1999-A, 1999-B, 1999-C AND 1999-D.

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


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 1999-A.

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.1    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of January 1, 1999          to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 1999-A
               Trust 1999-A (the "Trust") and       Current Report on Form
               The Chase Manhattan Bank, as         8-K dated January 21,
               ("Indenture Trustee")                1999 and incorporated
                                                    herein by reference.

Exhibit 4.2    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Partnership,     Owner Trust 1999-A
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and             8-K dated January 21,
               The Bank of New York                 1999 and incorporated
               ("Owner Trustee").                   herein by reference.


ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 19.1   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended January 31, 1999.               Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated January 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.2   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended February 28, 1999.              Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated February 28, 1999
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.3   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended March 31, 1999.                 Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated March 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.4   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended April 30, 1999.                 Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated April 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.5   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 1999.                   Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated May 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.6   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 1999.                  Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated June 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.7   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 1999.                  Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated July 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.8   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 1999.                Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated August 31, 1999
                                                     and incorporated herein
                                                     by reference.


ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 19.9   Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended September 30, 1999.           Trust 1999-A Current
                                                   Report on Form 8-K
                                                   dated September 30, 1999
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.10  Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended October 31, 1999.             Trust 1999-A Current
                                                   Report on Form 8-K
                                                   dated October 31, 1999
                                                   and incorporated herein
                                                   by reference.


Exhibit 19.11  Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended November 30, 1999.            Trust 1999-A Current
                                                   Report on Form 8-K
                                                   dated November 30, 1999
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.12  Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended December 31, 1999.            Trust 1999-A Current
                                                   Report on Form 8-K
                                                   dated December 31, 1999
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.13  Prospectus dated January 11, 1999   Filed with the Commission
               and Prospectus Supplement           pursuant to Rule 424(b)(2)
               dated January 13, 1999 relating     on January 14, 1999 and
               to the issuance of the Class        incorporated herein
               A-1, Class A-2, Class A-3,          by reference.
               Class A-4, Class B Notes and the
               Class C Asset Backed Certificates.

ITEM 14.      (Continued)

Designation    Description                           Method of Filing
-----------    -----------                           -----------------
Exhibit 99.1   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               January 1, 1999 among the            Owner Trust 1999-A
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated January 21,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.2   Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of January 1,     to Ford Credit Auto
               1999 among Ford Credit, as           Owner Trust 1999-A
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated January 21,
                                                    1999 and incorporated
                                                    herein by reference.


Exhibit 99.3   Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               January 1, 1999 between Ford         Owner Trust 1999-A
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated January 21,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.4   Selected Information                 Filed with this report.
               Relating to the Receivables.


    (b) Reports on Form 8-K

Date of Report                                  Item

October 31, 1999                         Item 5 - Other Events
November 30, 1999                        Item 5 - Other Events
December 31, 1999                        Item 5 - Other Events


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 1999-B.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.3    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of May 1, 1999 between      to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 1999-B
               1999-B (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated May 26,
               ("Indenture Trustee")                1999 and incorporated
                                                    herein by reference.

Exhibit 4.4    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Partnership,     Owner Trust 1999-B
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and             8-K dated May 26,
               The Bank of New York                 1999 and incorporated
               ("Owner Trustee").                   herein by reference.



ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 19.14  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 1999.                   Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated May 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.15  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 1999.                  Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated June 30, 1999
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.16  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 1999.                  Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated July 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.17  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 1999.                Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated August 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.18  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 1999.             Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated September 30, 1999
                                                     and incorporated herein
                                                     by reference.


Exhibit 19.19  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 1999.               Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated October 31, 1999
                                                     and incorporated herein
                                                     by reference.


ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 19.20  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 1999.              Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated November 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.21  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 1999.              Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated December 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.22  Prospectus and Prospectus             Filed with the Commission
               Supplement dated May 19, 1999         pursuant to Rule 424(b)(2)
               relating to the issuance of           on May 24, 1999 and
               the Class A-1, Class A-2,             incorporated herein
               Class A-3,Class A-4, Class B          by reference.
               Notes and the Class C Asset
               Backed Certificates.

Exhibit 99.5   Conformed copy of Sale and             Filed as Exhibit 99.1
               Servicing Agreement dated as of        to Ford Credit Auto
               May 1, 1999 among the,                 Owner Trust 1999-B
               Limited Partnership, Ford              Current Report on Form
               Credit and the Trust.                  8-K dated May 26,
                                                      1999 and incorporated
                                                      herein by reference.

Exhibit 99.6   Conformed copy of Administration       Filed as Exhibit 99.2
               Agreement dated as of May 1,           to Ford Credit Auto
               1999 among Ford Credit, as             Owner Trust 1999-B
               administrator, the Indenture           Current Report on Form
               Trustee and the Owner Trustee.         8-K dated May 26,
                                                      1999 and incorporated
                                                      herein by reference.

Exhibit 99.7   Conformed copy of Purchase             Filed as Exhibit 99.3
               Agreement dated as of                  to Ford Credit Auto
               May 1, 1999 between Ford               Owner Trust 1999-B
               Credit and the Limited                 Current Report on Form
               Partnership.                           8-K dated May 26,
                                                      1999 and incorporated

ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 99.8   Selected Information                 Filed with this report.
               Relating to the Receivables.


    (b) Reports on Form 8-K

Date of Report                                  Item

October 31, 1999                         Item 5 - Other Events
November 30, 1999                        Item 5 - Other Events
December 31, 1999                        Item 5 - Other Events


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 1999-C.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.5    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of July 1, 1999 between     to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 1999-C
               1999-C (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated July 29, 1999
               ("Indenture Trustee").                and incorporated
                                                    herein by reference.

Exhibit 4.6    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership,             Owner Trust 1999-C
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and The         8-K dated July 29,
               Bank of New York ("Owner             1999 and incorporated
               Trustee").                           herein by reference.


Exhibit 19.23  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 1999.                  Trust 1999-C Current
                                                     Report on Form 8-K
                                                     dated July 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.24  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 1999.                Trust 1999-C Current
                                                     Report on Form 8-K
                                                     dated August 31, 1999
                                                     and incorporated
                                                     herein by reference.



ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 19.25  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 1999.             Trust 1999-C Current
                                                     Report on Form 8-K
                                                     dated September 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.26  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 1999.               Trust 1999-C Current
                                                     Report on Form 8-K
                                                     dated October 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.27  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 1999.              Trust 1999-C Current
                                                     Report on Form 8-K
                                                     dated November 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.28  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 1999.              Trust 1999-C Current
                                                     Report on Form 8-K
                                                     dated December 31, 1999
                                                     and incorporated herein
                                                     by reference.


Exhibit 19.29  Prospectus dated May  19, 1999        Filed with the Commission
               and Prospectus Supplement dated       pursuant to Rule 424(b)(2)
               July 20, 1999 relating                on July 22, 1999 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class B Notes
               and the Clas C Asset Backed
               Certificates.


ITEM 14.     (Continued)

Designation    Description                         Method of Filing
-----------    -----------                         -----------------
Exhibit 99.9   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               July 1, 1999 among the,              Owner Trust 1999-C
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated July 29,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.10  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of July 1,        to Ford Credit Auto
               1999 among Ford Credit, as           Owner Trust 1999-C
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated July 29,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.11  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               July 1, 1999 between Ford            Owner Trust 1999-C
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated July 29,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.12  Selected Information                 Filed with this report.
               Relating to the Receivables.


     (b) Reports on Form 8-K

Date of Report                                  Item

October 31, 1999                        Item 5 - Other Events
November 30, 1999                       Item 5 - Other Events
December 31, 1999                       Item 5 - Other Events





ITEM 14.  (Continued)


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 1999-D.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.7    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of September 1, 1999        to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 1999-D
               Trust 1999-D (the "Trust")           Current Report on Form
               and The Chase Manhattan Bank         8-K dated September 23,
               ("Indenture Trustee").               1999 and incorporated
                                                    herein by reference.

Exhibit 4.8    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership, The         Owner Trust 1999-D
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated September 23,
               Bank of New York ("Owner             1999 and incorporated
               Trustee").                           herein by reference.


Exhibit 19.30  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 1999.             Trust 1999-D Current
                                                     Report on Form 8-K
                                                     dated September 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.31  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 1999.               Trust 1999-D Current
                                                     Report on Form 8-K
                                                     dated October 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.32  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 1999.              Trust 1999-D Current
                                                     Report on Form 8-K
                                                     dated November 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.33  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 1999.              Trust 1999-D Current
                                                     Report on Form 8-K
                                                     dated December 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.34  Prospectus and Prospectus             Filed with the Commission
               Supplement, each dated September      pursuant to Rule 424(b)(2)
               17, 1999 relating                     on September 21, 1999 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class A-5, Class B Notes
               and the Class C Asset Backed
               Certificates.


ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          -----------------
Exhibit 99.13  Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               September 1, 1999 among the,         Owner Trust 1999-D
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated September 23,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.14  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of September 1,   to Ford Credit Auto
               1999 among Ford Credit, as           Owner Trust 1999-D
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated September 23,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.15  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               September 1, 1999 between Ford       Owner Trust 1999-D
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated September 23,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.16  Selected Information                 Filed with this report.
               Relating to the Receivables.


     (b) Reports on Form 8-K

Date of Report                                  Item

October 31, 1999                        Item 5 - Other Events
November 30, 1999                       Item 5 - Other Events
December 31, 1999                       Item 5 - Other Events



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

                                    Ford Credit Auto Receivables Two L.P.
                                                (Registrant)

                                    By:  Ford Credit Auto Receivables
                                         Two, Inc., General Partner


Date:  February 24, 2000              By:/s/R. P. Conrad
                                    ---------------------------------
                                    Assistant Secretary





                          EXHIBIT INDEX
        FORD CREDIT AUTO OWNER TRUSTS 1999-A, 1999-B, 1999-C AND 1999-D

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
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


                  FORD CREDIT AUTO OWNER TRUST 1999-A

Exhibit 4.1    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of January 1, 1999          to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 1999-A
               Trust 1999-A (the "Trust") and       Current Report on Form
               The Chase Manhattan Bank, as         8-K dated January 21,
               ("Indenture Trustee")                1999 and incorporated
                                                    herein by reference.

Exhibit 4.2    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Partnership,     Owner Trust 1999-A
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and             8-K dated January 21,
               The Bank of New York                 1999 and incorporated
               ("Owner Trustee").                   herein by reference.

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 19.1   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended January 31, 1999.               Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated January 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.2   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended February 28, 1999.              Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated February 28, 1999
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.3   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended March 31, 1999.                 Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated March 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.4   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended April 30, 1999.                 Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated April 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.5   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 1999.                   Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated May 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.6   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 1999.                  Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated June 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.7   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 1999.                  Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated July 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.8   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 1999.                Trust 1999-A Current
                                                     Report on Form 8-K
                                                     dated August 31, 1999
                                                     and incorporated herein
                                                     by reference.


EXHIBIT INDEX     (Continued)

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 19.9   Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended September 30, 1999.           Trust 1999-A Current
                                                   Report on Form 8-K
                                                   dated September 30, 1999
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.10  Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended October 31, 1999.             Trust 1999-A Current
                                                   Report on Form 8-K
                                                   dated October 31, 1999
                                                   and incorporated herein
                                                   by reference.


Exhibit 19.11  Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended November 30, 1999.            Trust 1999-A Current
                                                   Report on Form 8-K
                                                   dated November 30, 1999
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.12  Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended December 31, 1999.            Trust 1999-A Current
                                                   Report on Form 8-K
                                                   dated December 31, 1999
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.13  Prospectus dated January 11, 1999   Filed with the Commission
               and Prospectus Supplement           pursuant to Rule 424(b)(2)
               dated January 13, 1999 relating     on January 14, 1999 and
               to the issuance of the Class        incorporated herein
               A-1, Class A-2, Class A-3,          by reference.
               Class A-4, Class B Notes and the
               Class C Asset Backed Certificates.

xhibit 99.1   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               January 1, 1999 among the            Owner Trust 1999-A
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated January 21,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.2   Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of January 1,     to Ford Credit Auto
               1999 among Ford Credit, as           Owner Trust 1999-A
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated January 21,
                                                    1999 and incorporated
                                                    herein by reference.


EXHIBIT INDEX  (Continued)

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 99.3   Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               January 1, 1999 between Ford         Owner Trust 1999-A
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated January 21,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.4   Selected Information                 Filed with this report.
               Relating to the Receivables.


FORD CREDIT AUTO OWNER TRUST 1999-B

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 4.3    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of May 1, 1999 between      to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 1999-B
               1999-B (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated May 26,
               ("Indenture Trustee")                1999 and incorporated
                                                    herein by reference.

Exhibit 4.4    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Partnership,     Owner Trust 1999-B
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and             8-K dated May 26,
               The Bank of New York                 1999 and incorporated
               ("Owner Trustee").                   herein by reference.

Exhibit 19.14  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 1999.                   Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated May 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.15  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 1999.                  Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated June 30, 1999
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.16  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 1999.                  Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated July 31, 1999
                                                     and incorporated herein
                                                     by reference.


EXHIBIT INDEX  (Continued)
Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 19.17  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 1999.                Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated August 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.18  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 1999.             Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated September 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.19  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 1999.               Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated October 31, 1999
                                                     and incorporated herein
                                                     by reference.

EExhibit 19.20 Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 1999.              Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated November 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.21  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 1999.              Trust 1999-B Current
                                                     Report on Form 8-K
                                                     dated December 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.22  Prospectus and Prospectus             Filed with the Commission
               Supplement dated May 19, 1999         pursuant to Rule 424(b)(2)
               relating to the issuance of           on May 24, 1999 and
               the Class A-1, Class A-2,             incorporated herein
               Class A-3,Class A-4, Class B          by reference.
               Notes and the Class C Asset
               Backed Certificates.

Exhibit 99.5   Conformed copy of Sale and             Filed as Exhibit 99.1
               Servicing Agreement dated as of        to Ford Credit Auto
               May 1, 1999 among the,                 Owner Trust 1999-B
               Limited Partnership, Ford              Current Report on Form
               Credit and the Trust.                  8-K dated May 26,
                                                      1999 and incorporated
                                                      herein by reference.


EXHIBIT INDEX  (Continued)

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 99.6   Conformed copy of Administration       Filed as Exhibit 99.2
               Agreement dated as of May 1,           to Ford Credit Auto
               1999 among Ford Credit, as             Owner Trust 1999-B
               administrator, the Indenture           Current Report on Form
               Trustee and the Owner Trustee.         8-K dated May 26,
                                                      1999 and incorporated
                                                      herein by reference.

Exhibit 99.7   Conformed copy of Purchase             Filed as Exhibit 99.3
               Agreement dated as of                  to Ford Credit Auto
               May 1, 1999 between Ford               Owner Trust 1999-B
               Credit and the Limited                 Current Report on Form
               Partnership.                           8-K dated May 26,
                                                      1999 and incorporated
                                                      herein by reference.

Exhibit 99.8   Selected Information                 Filed with this report.
               Relating to the Receivables.



FORD CREDIT AUTO OWNER TRUST 1999-C

Exhibit
Number           Description of Exhibit                Method of Filing
-------          ----------------------                ----------------
Exhibit 4.5    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of July 1, 1999 between     to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 1999-C
               1999-C (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated July 29, 1999
               ("Indenture Trustee").               and incorporated
                                                    herein by reference.



EXHIBIT INDEX  (Continued)

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 4.6    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership,             Owner Trust 1999-C
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and The         8-K dated July 29,
               Bank of New York ("Owner             1999 and incorporated
               Trustee").                           herein by reference.


Exhibit 19.23  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 1999.                  Trust 1999-C Current
                                                     Report on Form 8-K
                                                     dated July 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.24  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 1999.                Trust 1999-C Current
                                                     Report on Form 8-K
                                                     dated August 31, 1999
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.25  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 1999.             Trust 1999-C Current
                                                     Report on Form 8-K
                                                     dated September 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.26  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 1999.               Trust 1999-C Current
                                                     Report on Form 8-K
                                                     dated October 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.27  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 1999.              Trust 1999-C Current
                                                     Report on Form 8-K
                                                     dated November 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.28  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 1999.              Trust 1999-C Current
                                                     Report on Form 8-K
                                                     dated December 31, 1999
                                                     and incorporated herein
                                                     by reference.


Exhibit 19.29  Prospectus dated May  19, 1999        Filed with the Commission
               and Prospectus Supplement dated       pursuant to Rule 424(b)(2)
               July 20, 1999 relating                on July 22, 1999 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class B Notes
               and the Clas C Asset Backed
               Certificates.




EXHIBIT INDEX  (Continued)
Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 99.9   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               July 1, 1999 among the,              Owner Trust 1999-C
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated July 29,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.10  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of July 1,        to Ford Credit Auto
               1999 among Ford Credit, as           Owner Trust 1999-C
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated July 29,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.11  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               July 1, 1999 between Ford            Owner Trust 1999-C
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated July 29,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.12  Selected Information                 Filed with this report.
               Relating to the Receivables.



FORD CREDIT AUTO OWNER TRUST 1999-D

Exhibit
Number         Description of Exhibit                  Method of Filing
-----------    ----------------------                  ----------------
Exhibit 4.7    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of September 1, 1999        to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 1999-D
               Trust 1999-D (the "Trust")           Current Report on Form
               and The Chase Manhattan Bank         8-K dated September 23,
               ("Indenture Trustee").               1999 and incorporated
                                                    herein by reference.

Exhibit 4.8    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership, The         Owner Trust 1999-D
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated September 23,
               Bank of New York ("Owner             1999 and incorporated
               Trustee").                           herein by reference.



EXHIBIT INDEX      (Continued)

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 19.30  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 1999.             Trust 1999-D Current
                                                     Report on Form 8-K
                                                     dated September 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.31  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 1999.               Trust 1999-D Current
                                                     Report on Form 8-K
                                                     dated October 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.32  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 1999.              Trust 1999-D Current
                                                     Report on Form 8-K
                                                     dated November 30, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.33  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 1999.              Trust 1999-D Current
                                                     Report on Form 8-K
                                                     dated December 31, 1999
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.34  Prospectus and Prospectus             Filed with the Commission
               Supplement, each dated September      pursuant to Rule 424(b)(2)
               17, 1999 relating                     on September 21, 1999 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class A-5, Class B Notes
               and the Class C Asset Backed
               Certificates.




EXHIBIT INDEX    (Continued)

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 99.13  Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               September 1, 1999 among the,         Owner Trust 1999-D
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated September 23,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.14  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of September 1,   to Ford Credit Auto
               1999 among Ford Credit, as           Owner Trust 1999-D
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated September 23,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.15  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               September 1, 1999 between Ford       Owner Trust 1999-D
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated September 23,
                                                    1999 and incorporated
                                                    herein by reference.

Exhibit 99.16  Selected Information                 Filed with this report.
               Relating to the Receivables.