Form 10-K
period 2000-12-31
FORD CREDIT AUTO RECEIVABLES TWO L P
filed 2001-03-29
CIK 1008949

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 2000

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                              -------------  ------------------
Commission file number 333-82895



                       FORD CREDIT AUTO OWNER TRUST 2000-A
                       FORD CREDIT AUTO OWNER TRUST 2000-B
                       FORD CREDIT AUTO OWNER TRUST 2000-C
                       FORD CREDIT AUTO OWNER TRUST 2000-D
                       FORD CREDIT AUTO OWNER TRUST 2000-E
                       FORD CREDIT AUTO OWNER TRUST 2000-F
                       FORD CREDIT AUTO OWNER TRUST 2000-G

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



                                PART I.


ITEM 1.  BUSINESS

     For a discussion of the business for the Ford Credit Auto Owner Trust 2000-A see (i) the Prospectus and Prospectus Supplement dated September 17, 1999 and March 15, 2000, respectively, filed as Exhibit 19.11 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.10 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2000-B see (i) the Prospectus and Prospectus Supplement dated April 11, 2000 and April 13, 2000, respectively, filed as Exhibit 19.21 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.12 through 19.20 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2000-C see (i) the Prospectus and Prospectus Supplement dated April 11, 2000 and June 13, 2000, respectively, filed as Exhibit 19.29 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.22 through 19.28 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2000-D see (i) the Prospectus and Prospectus Supplement dated April 11, 2000 and July 18, 2000, respectively, filed as Exhibit 19.36 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.30 through 19.35 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2000-E see (i) the Prospectus and Prospectus Supplement dated April 11, 2000 and September 21, 2000, respectively , filed as Exhibit 19.41 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.37 through 19.40 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2000-F see (i) the Prospectus dated October 18, 2000, filed as Exhibit 19.45 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.42 through 19.44 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2000-G see (i) the Prospectus and Prospectus Supplement dated April 11, 2000 and November 14, 2000, respectively, filed as Exhibit 19.48 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.46 through 19.47 to this Report and incorporated herein by reference.

ITEM 2.  PROPERTIES

     For a discussion of the properties for the Ford Credit Auto Owner Trust 2000-A see (i) the Prospectus and Prospectus Supplement dated September 17, 1999 and March 15, 2000, respectively, filed as Exhibit 19.11 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.10 to this Report and incorporated herein by reference.

     For a discussion of the properties for the Ford Credit Auto Owner Trust 2000-B see (i) the Prospectus and Prospectus Supplement dated April 11, 2000 and April 13, 2000, respectively, filed as Exhibit 19.21 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.12 through 19.20 to this Report and incorporated herein by reference.

     For a discussion of the properties for the Ford Credit Auto Owner Trust 2000-C see (i) the Prospectus and Prospectus Supplement dated April 11, 2000 and June 13, 2000, respectively, filed as Exhibit 19.29 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.22 through 19.28 to this Report and incorporated herein by reference.

     For a discussion of the properties for the Ford Credit Auto Owner Trust 2000-D see (i) the Prospectus and Prospectus Supplement dated April 11, 2000 and July 18, 2000, respectively, filed as Exhibit 19.36 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.30 through 19.35 to this Report and incorporated herein by reference.

     For a discussion of the properties for the Ford Credit Auto Owner Trust 2000-E see (i) the Prospectus and Prospectus Supplement dated April 11, 2000 and September 21, 2000, respectively , filed as Exhibit 19.41 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.37 through 19.40 to this Report and incorporated herein by reference.

     For a discussion of the properties for the Ford Credit Auto Owner Trust 2000-F see (i) the Prospectus dated October 18, 2000, filed as Exhibit 19.45 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.42 through 19.44 to this Report and incorporated herein by reference.

     For a discussion of the properties for the Ford Credit Auto Owner Trust 2000-G see (i) the Prospectus and Prospectus Supplement dated April 11, 2000 and November 14, 2000, respectively, filed as Exhibit 19.48 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.46 through 19.47 to this Report and incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

                               ITEM II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     For Ford Credit Auto Owner Trust 2000-A, there were no holders of
Class A-1 6.035% Asset Backed Notes, no holders of Class A-2 6.217% Asset Backed Notes, 21 holders of Class A-3 6.82% Asset Backed Notes, 61 holders of Class A-4 7.09% Asset Backed Notes, 30 holders of Class A-5 7.19% Asset Backed Notes, 18 holders of Class B 7.37% Asset Backed Notes, 3 holders of Class C 7.75% Asset Backed Certificates and 1 holder of Class D 9.00% Asset Backed Certificates as of January 23, 2001. There is no established public trading market for the Notes or Certificates.

     For Ford Credit Auto Owner Trust 2000-B, there were no holders of Class A-1 6.59% Asset Backed Notes, 12 holders of Class A-2 6.82% Asset Backed Notes, 20 holders of Class A-3 6.97% Asset Backed Notes, 13 holders of Class A-4 7.03% Asset Backed Notes, 16 holders of Class A-5 7.07% Asset Backed Notes, 5 holders of Class B 7.32% Asset Backed Notes, 3 holders of Class C 7.70% Asset Backed Certificates and 1 holder of Class D 9.00% Asset Backed Certificates as of January 23, 2001. There is no established public trading market for the Notes or Certificates.

     For Ford Credit Auto Owner Trust 2000-C, there were no holders of Class A-1 6.621% Asset Backed Notes, no holders of Class A-2 6.822% Asset Backed Notes, 16 holders of Class A-3 7.13% Asset Backed Notes, 60 holders of Class A-4 7.24% Asset Backed Notes, 18 holders of Class A-5 7.26% Asset Backed Notes, 10 holders of Class B 7.50% Asset Backed Notes, 1 holder of Class C 7.89% Asset Backed Certificates and 1 holder of Class D 9.00% Asset Backed Certificates as of January 23, 2001. There is no established public trading market for the Notes or Certificates.

     For Ford Credit Auto Owner Trust 2000-D, there was 1 holder of
Class A-1 7.008% Asset Backed Notes, 20 holders of Class A-2 7.06% Asset Backed Notes, 33 holders of Class A-3 7.15% Asset Backed Notes, 22 holders of Class A-4 7.13% Asset Backed Notes, 32 holders of Class A-5 7.15% Asset Backed Notes, 5 holders of Class B 7.40% Asset Backed Notes, 1 holder of
Class C 7.91% Asset Backed Certificates and 1 holder of Class D 9.00% Asset Backed Certificates as of January 23, 2001. There is no established public trading market for the Notes or Certificates.

     For Ford Credit Auto Owner Trust 2000-E, there were no holders of
Class A-1 6.581% Asset Backed Notes, 3 holders of Class A-2 6.668% Asset Backed Notes, 25 holders of Class A-3 6.74% Asset Backed Notes, 49 holders of Class A-4 6.74% Asset Backed Notes, 32 holders of Class A-5 6.77% Asset Backed Notes, 19 holders of Class B 6.99% Asset Backed Notes, 1 holder of
Class C 7.41% Asset Backed Certificates and 1 holder of Class D 9.00% Asset Backed Certificates as of January 23, 2001. There is no established public trading market for the Notes or Certificates.

     For Ford Credit Auto Owner Trust 2000-F, there were 12 holders of
Class A-1 Floating Rate Asset Backed Notes, 48 holders of Class A-2 6.56% Asset Backed Notes, 33 holders of Class A-3 6.58% Asset Backed Notes, 11 holders of Class A-4 Floating Rate Asset Backed Notes, 6 holders of Class A-5 Floating
Rate Asset Backed Notes, 8 holders of Class B 7.00% Asset Backed Notes, 1 holder of Class C 7.24% Asset Backed Certificates and 1 holder of Class D 9.00% Asset Backed Certificates as of January 23, 2001. There is no established public trading market for the Notes or Certificates.

     For Ford Credit Auto Owner Trust 2000-G, there were 2 holders of
Class A-1 6.569% Asset Backed Notes, 3 holders of Class A-2 6.688% Asset Backed Notes, 22 holders of Class A-3 6.67% Asset Backed Notes, 59 holders of Class A-4 6.62% Asset Backed Notes, 22 holders of Class A-5 6.66% Asset Backed Notes, 27 holders of Class B 6.92% Asset Backed Notes, 1 holder of
Class C 7.26% Asset Backed Certificates and 1 holder of Class D 9.00% Asset Backed Certificates as of January 23, 2001. There is no established public trading market for the Notes or Certificates.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

                                PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2000-A

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
6.82% Asset       Boston Safe Deposit and    $329,400            32.9%
Backed Notes       Trust Company
Class A-3         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.82% Asset       Chase Manhattan Bank       $150,675            15.1%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY 10004

6.82% Asset       Citibank, N.A.             $110,147            11.0%
Backed Notes      3800 Citicorp Center Tampa
Class A-3         Tampa, FL  33610

6.82% Asset       Investors Bank and Trust   $ 91,250             9.1%
Backed Notes      200 Clarendon Street
Class A-3         15th Floor, Hancock Tower
                  Boston, MA 02116

6.82% Asset       Northern Trust Company     $ 55,822             5.6%
Backed Notes      801 S. Canal C-IN
Class A-3         Chicago, IL 60607

6.82% Asset       State Street Bank and      $133,751            13.4%
Backed Notes       Trust Company
Class A-3         1776 Heritage Drive
                  Global Corp Action Unit JAB 5NW
                  No. Quincy, MA 02171

7.09% Asset       Bank of New York (The)     $ 96,240             9.9%
Backed Notes      925 Patterson Plank Road
Class A-4         Secaucus, NJ 07094

7.09% Asset       Bankers Trust Company      $ 94,605             9.7%
Backed Notes      648 Grassmere Park Drive
Class A-4         Nashville, TN 37211

7.09% Asset       Boston Safe Deposit and    $280,565            28.8%
Backed Notes       Trust Company
Class A-4         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

7.09% Asset       Chase Manhattan Bank       $ 98,405            10.0%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

7.09% Asset       Citibank, N.A.             $ 68,715             7.1%
Backed Notes      3800 Citicorp Center Tampa
Class A-4         Tampa, FL  33610

7.09% Asset       Northern Trust Company     $ 69,265             7.1%
Backed Notes      801 S. Canal C-IN
Class A-4         Chicago, IL 60607

7.09% Asset       State Street Bank and      $ 79,360             8.1%
Backed Notes       Trust Company
Class A-4         1776 Heritage Drive
                  Global Corp Action Unit JAB 5NW
                  No. Quincy, MA 02171

7.19% Asset       Boston Safe Deposit and    $ 13,380             7.8%
Backed Notes       Trust Company
Class A-5         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

7.19% Asset       Chase Manhattan Bank       $ 13,560             7.9%
Backed Notes      4 New York Plaza
Class A-5         13th Floor
                  New York, NY 10004

7.19% Asset       Merrill Lynch, Pierce,     $ 67,380            39.3%
Backed Notes      Fenner & Smith, Inc. - Debt Sec
Class A-5         4 Corporate Place
                  Corporate Park 287
                  Piscataway, NJ 08855

7.19% Asset       State Street Bank and      $ 22,825            13.3%
Backed Notes       Trust Company
Class A-5         1776 Heritage Drive
                  Global Corp Action Unit JAB 5NW
                  No. Quincy, MA 02171

7.37% Asset       Bank of New York (The)     $  8,000             8.1%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

7.37% Asset       Chase Manhattan Bank       $ 20,350            20.5%
Backed Notes      4 New York Plaza
Class B           13th Floor
                  New York, NY 10004

7.37% Asset       Investors Bank and Trust   $  5,175             5.2%
Backed Notes      200 Clarendon Street
Class B           15th Floor, Hancock Tower
                  Boston, MA 02116

7.37% Asset       Northern Trust Company     $ 11,025            11.1%
Backed Notes      801 S. Canal C-IN
Class B           Chicago, IL 60607

7.37% Asset       State Street Bank and      $ 39,175            39.5%
Backed Notes       Trust Company
Class B           1776 Heritage Drive
                  Global Corp Action Unit JAB 5NW
                  No. Quincy, MA 02171

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2000-B

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
6.82% Asset       Bankers Trust Company      $ 24,800             6.4%
Backed Notes      648 Grassmere Park Drive
Class A-2         Nashville, TN 37211

6.82% Asset       Barclays Global Investors  $ 53,300            13.7%
Backed Notes      45 Fremont Street
Class A-2         33rd Floor
                  San Francisco, CA 94105

6.82% Asset       Boston Safe Deposit and    $ 82,000            21.1%
Backed Notes       Trust Company
Class A-2         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.82% Asset       Chase Manhattan Bank       $ 30,000            7.7%
Backed Notes      4 New York Plaza
Class A-2         13th Floor
                  New York, NY 10004

6.82% Asset       Citibank, N.A.             $ 24,000             6.2%
Backed Notes      3800 Citicorp Center Tampa
Class A-2         Tampa, FL 33610

6.82% Asset       Deutsche Bank A.G.         $100,000            25.8%
Backed Notes      New York Branch
Class A-2         34 Exchange Place
                  6th FLoor
                  Jersey City, NJ 07311

6.82% Asset       Investors Bank and Trust   $ 35,000             9.0%
Backed Notes      200 Clarendon Street
Class A-2         15th Floor, Hancock Tower
                  Boston, MA 02116

6.82% Asset       State Street Bank and      $ 36,000              9.3%
Backed Notes       Trust Company
Class A-2         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA 02171

6.97% Asset       Boston Safe Deposit and    $101,855            31.7%
Backed Notes       Trust Company
Class A-3         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.97% Asset       Chase Manhattan Bank       $ 80,010            24.9%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY 10004

6.97% Asset       CIBC World Markets Corp.   $ 29,120             9.1%
Backed Notes      200 Liberty Street
Class A-2         New York, NY  10281

6.97% Asset       Citibank, N.A.             $ 23,545             7.3%
Backed Notes      3800 Citicorp Center Tampa
Class A-3         Tampa, FL 33610

6.97% Asset       Northern Trust Company     $ 20,020             6.2%
Backed Notes      801 S. Canal C-IN
Class A-3         Chicago, IL 60607

6.97% Asset       State Street Bank and      $ 20,555             6.4%
Backed Notes       Trust Company
Class A-3         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2000-B (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner**                  (in thousands)      of Class
----------------------------------------------------------------------
7.03% Asset       Bank of New York (The)     $ 15,294             6.1%
Backed Notes      925 Patterson Plank Road
Class A-4         Secaucus, NJ 07094

7.03% Asset       Bankers Trust Company      $ 12,552             5.0%
Backed Notes      c/o BT Services Tennesse Inc.
Class A-4         648 Grassmere Park Drive
                  Nashville, TN 37211

7.03% Asset       Chase Manhattan Bank       $ 74,645            30.0%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

7.03% Asset       State Street Bank and      $ 99,250            39.9%
Backed Notes       Trust Company
Class A-4         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

7.07% Asset       Bank of New York (The)     $ 10,425             5.7%
Backed Notes      925 Patterson Plank Road
Class A-5         Secaucus, NJ 07094

7.07% Asset       Bank One Trust Company, NA $ 10,000             5.5%
Backed Notes      1900 Polaris Parkway
Class A-5         4th Floor
                  Columbus, OH  43240

7.07% Asset       Chase Manhattan Bank       $ 30,000            16.5%
Backed Notes      4 New York Plaza
Class A-5         13th Floor
                  New York, NY 10004

7.07% Asset       State Street Bank and      $ 98,295            54.0%
Backed Notes       Trust Company
Class A-5         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

7.32% Asset       Bank of New York (The)     $ 25,000            32.8%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

7.32% Asset       Bankers Trust Company      $ 11,260            14.8%
Backed Notes      c/o BT Services Tennessee Inc.
Class B           648 Grassmere Park Drive
                  Nashville, TN 37211

7.32% Asset       Boston Safe Deposit and    $  5,000             6.6%
Backed Notes       Trust Company
Class B           c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

7.32% Asset       Chase Manhattan Bank       $ 20,000            26.2%
Backed Notes      4 New York Plaza
Class B           13th Floor
                  New York, NY 10004

7.32% Asset       State Street Bank and      $ 15,000            19.7%
Backed Notes       Trust Company
Class B           Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2000-C

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
7.13% Asset       Bank of New York (The)     $218,825            22.0%
Backed Notes      925 Patterson Plank Road
Class A-3         Secaucus, NJ 07094

7.13% Asset       Boston Safe Deposit and    $223,250            22.4%
Backed Notes       Trust Company
Class A-3         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

7.13% Asset       Chase Manhattan Bank       $192,882            19.4%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY 10004

7.13% Asset       Merrill Lynch, Pierce      $250,000            25.1%
Backed Notes      Fenner & Smith Safekeeping
Class A-3         4 Corporate Place
                  Corporate Park 287
                  Piscataway, NJ  08855

7.24% Asset       Bank of New York (The)     $135,100            13.7%
Backed Notes      925 Patterson Plank Road
Class A-4         Secaucus, NJ 07094

7.24% Asset       Boston Safe Deposit and    $316,030            31.9%
Backed Notes       Trust Company
Class A-4         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

7.24% Asset       Chase Manhattan Bank       $ 57,255             5.8%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

7.24% Asset       State Street Bank and      $194,480            19.6%
Backed Notes       Trust Company
Class A-4         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

7.26% Asset       Bankers Trust Company      $ 55,300            34.1%
Backed Notes      c/o BT Services Tennessee Inc.
Class A-5         648 Grassmere Park Drive
                  Nashville, TN 37211

7.26% Asset       Boston Safe Deposit and    $  46,675           28.8%
Backed Notes       Trust Company
Class A-5         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

7.26% Asset       Fifth Third Bank (The)      $ 16,107            9.9%
Backed Notes      38 Fountain Square Plaza
Class A-5         Mail Drop 1090F1
                  Cincinnati, OH  45263

7.26% Asset       State Street Bank and      $ 16,750            10.3%
Backed Notes       Trust Company
Class A-5         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2000-C (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
7.50% Asset       Bank of New York (The)     $ 44,294            44.7%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

7.50% Asset       Bankers Trust Company      $  5,000             5.1%
Backed Notes      c/o BT Services Tennessee Inc.
Class B           648 Grassmere Park Drive
                  Nashville, TN 37211

7.50% Asset       Chase Manhattan Bank       $ 17,720            17.9%
Backed Notes      4 New York Plaza
Class B           13th Floor
                  New York, NY 10004

7.50% Asset       FUNB - Phila. Main         $  5,000             5.1%
Backed Notes      123 South Broad Street
Class B           Philadelphia, PA  19109

7.50% Asset       Northern Trust Company     $  5,690             5.7%
Backed Notes      801 S. Canal C-IN
Class B           Chicago, IL 60607

7.50% Asset       State Street Bank and      $ 11,200            11.3%
Backed Notes       Trust Company
Class B           Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

7.50% Asset       Union Bank of Califronia,NA $  7,515            7.6%
Backed Notes      P.O. Box 109
Class B           San Diego, CA  92112

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2000-D

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
7.008% Asset      SSB - Bank Portfolio       $  6,000             100%
Backed Notes      1776 Heritage Dr.
Class A-1         No. Quincy, MA  02171

7.06% Asset       Bank of New York (The)     $135,110            37.5%
Backed Notes      925 Patterson Plank Road
Class A-2         Secaucus, NJ 07094

7.06% Asset       Chase Manhattan Bank       $ 39,000            10.8%
Backed Notes      4 New York Plaza
Class A-2         13th Floor
                  New York, NY 10004

7.06% Asset       CIBC World Markets Corp.   $ 38,000            10.6%
Backed Notes      200 Liberty Street
Class A-2         New York, NY  10281

7.06% Asset       Citibank, N.A.             $ 50,000            13.9%
Backed Notes      3800 Citicorp Center Tampa
Class A-2         Tampa, FL 33610

7.06% Asset       Merrill Lynch, Pierce      $ 25,000             6.9%
Backed Notes      Fenner & Smith Safekeeping
Class A-2         4 Corporate Place
                  Corporate Park 287
                  Piscataway, NJ  08855

7.06% Asset       Northern Trust Company     $ 24,000             6.7%
Backed Notes      801 S. Canal C-IN
Class A-2         Chicago, IL 60607

7.06% Asset       State Street Bank and      $ 24,500             6.8%
Backed Notes       Trust Company
Class A-2         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

7.15% Asset       Bankers Trust Company      $ 26,000             8.8%
Backed Notes      c/o BT Services Tennessee Inc.
Class A-3           648 Grassmere Park Drive
                  Nashville, TN 37211

7.15% Asset       Bank of New York           $ 29,000             9.9%
Backed Notes        Fleet Bank (The)
Class A-3         One Wall Street
                  4th Floor
                  New York, NY  10286

7.15% Asset       Boston Safe Deposit &      $ 65,660            22.3%
Backed Notes       Trust Co.
Class A-3         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

7.15% Asset       Chase Manhattan Bank       $ 21,040             7.2%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY  10004

7.15% Asset       Citibank, NA               $ 23,175             7.9%
Backed Notes      3800 Citicorp Center Tampa
Class A-3         Tampa, FL  33610

7.15% Asset       State Street Bank and      $ 44,970            15.3%
Backed Notes       Trust Company
Class A-3         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2000-D (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
7.13% Asset       Bank of New York (The)     $ 25,690            11.3%
Backed Notes      925 Patterson Plank Road
Class A-4         Secaucus, NJ  07094

7.13% Asset       Bank of New York           $ 20,000             8.8%
Backed Notes        Fleet Bank (The)
Class A-4         One Wall Street
                  4th Floor
                  New York, NY  10286

7.13% Asset       Boston Safe Deposit and    $ 19,625             8.7%
Backed Notes       Trust Company
Class A-4         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

7.13% Asset       Chase Manhattan Bank       $ 18,415             8.1%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

7.13% Asset       Citibank, NA               $ 24,825            10.9%
Backed Notes      3800 Citicorp Center Tampa
Class A-4         Tampa, FL  33610

7.13% Asset       Northern Trust Company     $ 24,955            11.0%
Backed Notes       (The)
Class A-4         801 S. Canal  C-IN
                  Chicago, IL 60607

7.13% Asset       SSB - Trust Company        $ 12,300             5.4%
Backed Notes      225 Franklin Street, M4
Class A-4         Boston, MA 02110

7.13% Asset       State Street Bank and      $ 45,480            20.0%
Backed Notes       Trust Company
Class A-4         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA  02171

7.15% Asset       Bank of New York (The)     $ 24,115            15.8%
Backed Notes      925 Patterson Plank Road
Class A-5         Secaucus, NJ 07094

7.15% Asset       Bank of New York           $ 20,000            13.1%
Backed Notes        Fleet Bank (The)
Class A-5         One Wall Street
                  4th Floor
                  New York, NY  10286

7.15% Asset       Boston Safe Deposit and    $ 28,000            18.3%
Backed Notes       Trust Company
Class A-5         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

7.15% Asset       National City Bank         $  8,335             5.5%
Backed Notes      Attn: Proxy Department
Class A-5         4100 West 150th Street
                  Cleveland, Ohio  44135

7.15% Asset       Northern Trust Company     $ 14,605             9.6%
Backed Notes      801 S. Canal  C-IN
Class A-5         Chicago, IL 60607

7.15% Asset       State Street Bank and      $ 32,630            21.3%
Backed Notes       Trust Company
Class A-5         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  Boston, MA  02171

7.40% Asset       Bank of New York (The)     $ 11,000            15.1%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

7.40% Asset       Boston Safe Deposit and    $  8,000            11.0%
Backed Notes       Trust Company
Class B           c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

7.40% Asset       Chase Manhattan Bank (The) $ 26,300            36.2%
Backed Notes      4 New York Plaza
Class B           13th Floor
                  New York, NY 10004

7.40% Asset       FUNB - Phila. Main         $ 25,974            35.7%
Backed Notes      123 South Broad Street
Class B           Philadelphia, PA  19109

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2000-E

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
6.668% Asset      Bank of New York (The)     $ 20,000             6.0%
Backed Notes      925 Patterson Plank Road
Class A-2         Secaucus, NJ 07094

6.668% Asset      Boston Safe Deposit and    $ 43,000            13.0%
Backed Notes      Trust Company
Class A-2          c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.668% Asset      State Street Bank and      $268,000            81.0%
Backed Notes       Trust Company
Class A-2         Global Corp Action Unit JAB5W
                  1776 Heritage Dr.
                  No. Quincy, MA 02171

6.74% Asset       Bank of New York (The)     $ 69,990             7.0%
Backed Notes      925 Patterson Plank Road
Class A-3         Secaucus, NJ 07094

6.74% Asset       Bankers Trust Company      $127,380            12.8%
Backed Notes      c/o BT Services Tennessee Inc.
Class A-3         648 Grassmere Park Drive
                  Nashville, TN 37211

6.74% Asset       Boston Safe Deposit &      $ 76,900             7.7%
Backed Notes       Trust Co.
Class A-3         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.74% Asset       Chase Manhattan Bank       $198,860            20.0%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY  10004

6.74% Asset       Citibank, NA               $ 92,675             9.3%
Backed Notes      3800 Citicorp Center Tampa
Class A-3         Tampa, FL  33610

6.74% Asset       Deutsche Bank A.G.         $100,000            10.1%
Backed Notes      New York Branch
Class A-3         34 Exchange Place
                  6th FLoor
                  Jersey City, NJ 07311

6.74% Asset       Investors Bank and Trust   $ 95,130             9.6%
Backed Notes        Company
Class A-3         200 Clarendon Street
                  15th Floor, Hancock Tower
                  Boston, MA 02116

6.74% Asset       State Street Bank and      $118,885            12.0%
Backed Notes       Trust Company
Class A-3         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

6.74% Asset       Bank of New York (The)     $ 56,880             5.7%
Backed Notes      925 Patterson Plank Road
Class A-4         Secaucus, NJ  07094

6.74% Asset       Boston Safe Deposit and    $231,035            23.2%
Backed Notes       Trust Company
Class A-4         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2000-E (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
6.74% Asset       Chase Manhattan Bank (The) $154,275            15.5%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

6.74% Asset       Northern Trust Company     $ 74,820             7.5%
Backed Notes      801 S. Canal  C-IN
Class A-4         Chicago, IL 60607

6.74% Asset       State Street Bank and      $245,060            24.6%
Backed Notes       Trust Company
Class A-4         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  Boston, MA  02171

6.77% Asset       Bank of New York (The)     $ 14,424             8.0%
Backed Notes      925 Patterson Plank Road
Class A-5         Secaucus, NJ 07094

6.77% Asset       Bankers Trust Company      $ 14,050             7.8%
Backed Notes      648 Grassmere Park Drive
Class A-5         Nashville, TN 37211

6.77% Asset       Boston Safe Deposit and    $ 71,114            39.2%
Backed Notes       Trust Company
Class A-5         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.77% Asset       Chase Manhattan Bank (The) $ 17,843             9.8%
Backed Notes      4 New York Plaza
Class A-5         13th Floor
                  New York, NY 10004

6.77% Asset       Chase Manhattan Bank       $  9,400             5.2%
Backed Notes        Trust
Class A-5         4 New York Plaza
                  13th Floor
                  New York, NY  10004

6.99% Asset       Bank of New York (The)     $ 28,510            28.5%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

6.99% Asset       Chase Manhattan Bank (The) $ 15,120            15.1%
Backed Notes      4 New York Plaza
Class B           13th Floor
                  New York, NY 10004

6.99% Asset       FUNB - Phila. Main         $ 42,000            42.0%
Backed Notes      123 South Broad Street
Class B           Philadelphia, PA  19109

6.99% Asset       State Street Bank and      $  7,306             7.3%
Backed Notes       Trust Company
Class B           Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2000-F

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
FRN Asset         Bank of New York (The)     $ 77,125             8.5%
Backed Notes      925 Patterson Plank Road
Class A-1         Secaucus, NJ 07094

FRN Asset         Boston Safe Deposit &      $113,096            12.5%
Backed Notes       Trust Co.
Class A-1         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

FRN Asset         Chase Manhattan Bank       $ 45,950             5.1%
Backed Notes      4 New York Plaza
Class A-1         13th Floor
                  New York, NY  10004

FRN Asset         Citibank, NA               $ 88,000             9.7%
Backed Notes      3800 Citicorp Center Tampa
Class A-1         Tampa, FL  33610

FRN Asset         Northern Trust Company     $179,445            19.8%
Backed Notes      801 S. Canal  C-IN
Class A-1         Chicago, IL 60607

FRN Asset         Prudential Securities      $ 69,000             7.6%
Backed Notes        Custody
Class A-1         Issuer Services
                  c/o ADP Proxy Services
                  51 Mercedes Way
                  Edgewood, NY  11717

FRN Asset         State Street Bank and      $318,360            35.1%
Backed Notes       Trust Company
Class A-1         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

6.56% Asset       Bank of New York (The)     $123,825            17.7%
Backed Notes      925 Patterson Plank Road
Class A-2         Secaucus, NJ 07094

6.56% Asset       Boston Safe Deposit &      $263,016            37.5%
Backed Notes       Trust Co.
Class A-2         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.56% Asset       Chase Manhattan Bank       $ 58,840             8.4%
Backed Notes      4 New York Plaza
Class A-2         13th Floor
                  New York, NY  10004

6.56% Asset       Northern Trust Company     $ 46,045             6.6%
Backed Notes      801 S. Canal  C-IN
Class A-2         Chicago, IL 60607

6.56% Asset       State Street Bank and      $ 89,579            12.8%
Backed Notes       Trust Company
Class A-2         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA 02171

6.58% Asset       Bank of New York (The)     $ 49,720             9.6%
Backed Notes      925 Patterson Plank Road
Class A-3         Secaucus, NJ 07094

6.58% Asset       Bank One Trust Company, NA $ 30,000             5.8%
Backed Notes      Proxy Specialist
Class A-3         1900 Polaris Parkway
                  4th Floor
                  Columbus, OH  43240

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2000-F (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
6.58% Asset       Boston Safe Deposit &      $174,140            33.5%
Backed Notes       Trust Co.
Class A-3         c/o Mellon Bank N.A.
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.58% Asset       Chase Manhattan Bank       $ 47,420             9.1%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY  10004

6.58% Asset       State Street Bank and      $ 86,535            16.6%
Backed Notes       Trust Company
Class A-3         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA 02171

FRN Asset         Bank of New York (The)     $ 29,000             8.5%
Backed Notes      925 Patterson Plank Road
Class A-4         Secaucus, NJ  07094

FRN Asset         Bankers Trust Company      $ 40,000            11.7%
Backed Notes      c/o BT Services Tennessee Inc.
Class A-4         648 Grassmere Park Drive
                  Nashville, TN 37211

FRN Asset         Investors Bank and Trust   $ 25,000             7.3%
Backed Notes        Company
Class A-4         200 Clarendon Street
                  15th Floor, Hancock Tower
                  Boston, MA 02116

FRN Asset         State Street Bank and      $201,750            58.8%
Backed Notes       Trust Company
Class A-4         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA  02171

FRN Asset         Swiss American Securities, $ 30,000             8.8%
Backed Notes        Inc.
Class A-4         100 Wall Street
                  New York, NY  10005

FRN Asset         Bank of New York (The)     $ 20,000            12.5%
Backed Notes      925 Patterson Plank Road
Class A-5         Secaucus, NJ 07094

FRN Asset         Bankers Trust Company      $ 40,000            25.0%
Backed Notes      c/o BT Services Tennessee Inc.
Class A-5         648 Grassmere Park Drive
                  Nashville, TN 37211

FRN Asset         Boston Safe Deposit and    $ 25,000            15.7%
Backed Notes       Trust Company
Class A-5         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

FRN Asset         Citibank, NA               $ 14,722             9.2%
Backed Notes      3800 Citicorp Center Tampa
Class A-5         Tampa, FL  33610

FRN Asset         State Street Bank and      $ 55,000            34.4%
Backed Notes       Trust Company
Class A-5         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA  02171

7.00% Asset       Bank of New York (The)     $ 25,000            25.7%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

7.00% Asset       Bankers Trust Company      $  8,000             8.2%
Backed Notes      c/o BT Services Tennessee Inc.
Class B           648 Grassmere Park Drive
                  Nashville, TN 37211

7.00% Asset       Boston Safe Deposit and    $ 12,000            12.3%
Backed Notes       Trust Company
Class B           c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

7.00% Asset       Chase Manhattan Bank (The) $ 19,000            19.5%
Backed Notes      4 New York Plaza
Class B           13th Floor
                  New York, NY 10004

7.00% Asset       Citibank, NA               $ 13,397            13.8%
Backed Notes      3800 Citicorp Center Tampa
Class B           Tampa, FL  33610

7.00% Asset       SSB - Trust Company        $  8,000             8.2%
Backed Notes      225 Franklin Street, M4
Class B           Boston, MA 02110

7.00% Asset       State Street Bank and      $ 10,000            10.3%
Backed Notes       Trust Company
Class B           Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA  02171

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2000-G

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
6.569% Asset      Bank of New York (The)     $176,000            65.2%
Backed Notes      925 Patterson Plank Road
Class A-1         Secaucus, NJ 07094

6.569% Asset      State Street Bank and      $ 94,000            34.8%
Backed Notes       Trust Company
Class A-1         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA  02171

6.688% Asset      Bank of New York (The)     $105,000            23.3%
Backed Notes      925 Patterson Plank Road
Class A-2         Secaucus, NJ 07094

6.688% Asset      State Street Bank and      $344,000            76.4%
Backed Notes       Trust Company
Class A-2         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA  02171

6.67% Asset       Bank of New York (The)     $153,180            10.5%
Backed Notes      925 Patterson Plank Road
Class A-3         Secaucus, NJ 07094

6.67% Asset       Chase Manhattan Bank       $440,520            30.3%
Backed Notes      4 New York Plaza
Class A-3         13th Floor
                  New York, NY  10004

6.67% Asset       Citibank, NA               $ 95,500             6.6%
Backed Notes      3800 Citicorp Center Tampa
Class A-3         Tampa, FL  33610

6.67% Asset       Deutsche Bank A.G.         $100,000             6.9%
Backed Notes      New York Branch
Class A-3         34 Exchange Place
                  6th FLoor
                  Jersey City, NJ 07311

6.67% Asset       Merrill Lynch, Pierce      $292,000            20.1%
Backed Notes      Fenner & Smith Safekeeping
Class A-3         4 Corporate Place
                  Corporate Park 287
                  Piscataway, NJ  08855

6.67% Asset       State Street Bank and      $164,430            11.3%
Backed Notes       Trust Company
Class A-3         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA 02171

6.62% Asset       Boston Safe Deposit and    $ 67,846             6.1%
Backed Notes       Trust Company
Class A-4         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.62% Asset       Chase Manhattan Bank       $ 99,920             8.9%
Backed Notes      4 New York Plaza
Class A-4         13th Floor
                  New York, NY 10004

6.62% Asset       Merrill Lynch, Pierce      $401,026             3.6%
Backed Notes      Fenner & Smith Safekeeping
Class A-4         4 Corporate Place
                  Corporate Park 287
                  Piscataway, NJ  08855

6.62% Asset       Northern Trust Company     $ 74,755             6.7%
Backed Notes      801 S. Canal  C-IN
Class A-4         Chicago, IL 60607

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2000-G (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
6.62% Asset       State Street Bank and      $146,815            13.1%
Backed Notes       Trust Company
Class A-4         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA  02171

6.66% Asset       Boston Safe Deposit and    $ 59,250            18.9%
Backed Notes       Trust Company
Class A-5         c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.66% Asset       Merrill Lynch, Pierce      $100,000            31.8%
Backed Notes      Fenner & Smith Safekeeping
Class A-5         4 Corporate Place
                  Corporate Park 287
                  Piscataway, NJ  08855

6.66% Asset       State Street Bank and      $ 67,282            21.4%
Backed Notes       Trust Company
Class A-5         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA  02171

6.92% Asset       Bank of New York (The)     $  6,710             5.0%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

6.92% Asset       Bankers Trust Company      $ 10,835             8.1%
Backed Notes      c/o BT Services Tennessee Inc.
Class B           648 Grassmere Park Drive
                  Nashville, TN 37211

6.92% Asset       Boston Safe Deposit and    $ 13,880            10.4%
Backed Notes       Trust Company
Class B           c/o Mellon Bank NA
                  Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

6.92% Asset       Chase Manhattan Bank       $  9,180             6.9%
Backed Notes      4 New York Plaza
Class B           13th Floor
                  New York, NY 10004

6.92% Asset       Merrill Lynch, Pierce      $ 50,000            37.4%
Backed Notes      Fenner & Smith Safekeeping
Class B           4 Corporate Place
                  Corporate Park 287
                  Piscataway, NJ  08855

6.92% Asset       Northern Trust Company     $ 13,390            10.0%
Backed Notes      801 S. Canal  C-IN
Class B           Chicago, IL 60607

6.92% Asset       State Street Bank and      $ 9,120              6.8%
Backed Notes       Trust Company
Class B           Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA  02171


*As of January 23, 2001

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUSTS 2000-A, 2000-B, 2000-C, 2000-D, 2000-E, 2000-F and 2000-G.

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


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 2000-A.

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.1    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of March 1, 2000            to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2000-A
               Trust 2000-A (the "Trust") and       Current Report on Form
               The Chase Manhattan Bank, as         8-K dated March 30,
               ("Indenture Trustee")                2000 and incorporated
                                                    herein by reference.

Exhibit 4.2    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Partnership,     Owner Trust 2000-A
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and             8-K dated March 30,
               The Bank of New York                 2000 and incorporated
               ("Owner Trustee").                   herein by reference.


Exhibit 19.1   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended March 31, 2000.                 Trust 2000-A Current
                                                     Report on Form 8-K
                                                     dated March 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.2   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended April 30, 2000.                 Trust 2000-A Current
                                                     Report on Form 8-K
                                                     dated April 30, 2000
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.3   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 2000.                   Trust 2000-A Current
                                                     Report on Form 8-K
                                                     dated May 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.4   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 2000.                  Trust 2000-A Current
                                                     Report on Form 8-K
                                                     dated June 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.5   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 2000.                  Trust 2000-A Current
                                                     Report on Form 8-K
                                                     dated July 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.6   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2000.                Trust 2000-A Current
                                                     Report on Form 8-K
                                                     dated August 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.7   Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended September 30, 2000.           Trust 2000-A Current
                                                   Report on Form 8-K
                                                   dated September 30, 2000
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.8   Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended October 31, 2000.             Trust 2000-A Current
                                                   Report on Form 8-K
                                                   dated October 31, 2000
                                                   and incorporated herein
                                                   by reference.


Exhibit 19.9   Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended November 30, 2000.            Trust 2000-A Current
                                                   Report on Form 8-K
                                                   dated November 30, 2000
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.10  Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended December 31, 2000.            Trust 2000-A Current
                                                   Report on Form 8-K
                                                   dated December 31, 2000
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.11  Prospectus dated September 17,      Filed with the Commission
               1999 and Prospectus Supplement      pursuant to Rule 424(b)(2)
               dated March 15, 2000 relating       on March 17, 2000 and
               to the issuance of the Class        incorporated herein
               A-1, Class A-2, Class A-3,          by reference.
               Class A-4, Class A-5, Class B
               Notes and the Class C Asset
               Backed Certificates.

Designation    Description                           Method of Filing
-----------    -----------                           -----------------
Exhibit 99.1   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               March 1, 2000 among the              Owner Trust 2000-A
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated March 30,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.2   Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of March 1,       to Ford Credit Auto
               2000 among Ford Credit, as           Owner Trust 2000-A
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated March 30,
                                                    2000 and incorporated
                                                    herein by reference.


Exhibit 99.3   Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               March 1, 2000 between Ford           Owner Trust 2000-A
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated March 30,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.4   Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-A.


    (b) Reports on Form 8-K
        (Ford Credit Auto Owner Trust 2000-A)


Date of Report                                  Item

October 31, 2000                         Item 5 - Other Events
November 30, 2000                        Item 5 - Other Events
December 31, 2000                        Item 5 - Other Events

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 2000-B.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.3    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of April 1, 2000 between    to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 2000-B
               2000-B (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated May 1, 2000
               ("Indenture Trustee")                and incorporated
                                                    herein by reference.

Exhibit 4.4    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Partnership,     Owner Trust 2000-B
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and             8-K dated May 1, 2000
               The Bank of New York                 and incorporated
               ("Owner Trustee").                   herein by reference.


Exhibit 19.12  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended April 30, 2000.                 Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated April 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.13  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 2000.                   Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated May 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.14  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 2000.                  Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated June 30, 2000
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.15  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 2000.                  Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated July 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.16  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2000.                Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated August 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.17  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2000.             Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated September 30, 2000
                                                     and incorporated herein
                                                     by reference.


Exhibit 19.18  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2000.               Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated October 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.19  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2000.              Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated November 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.20  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2000.              Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated December 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.21  Prospectus dated April 11, 2000 and   Filed with the Commission
               Prospectus Supplement dated           pursuant to Rule 424(b)(2)
               April 13, 2000 relating to the        on April 17, 2000 and
               issuance of the Class A-1, Class A-2, incorporated herein
               Class A-3, Class A-4, Class A-5,      by reference.
               Class B Notes and the Class C Asset
               Backed Certificates.

Exhibit 99.5   Conformed copy of Sale and             Filed as Exhibit 99.1
               Servicing Agreement dated as of        to Ford Credit Auto
               April 1, 2000 among the,               Owner Trust 2000-B
               Limited Partnership, Ford              Current Report on Form
               Credit and the Trust.                  8-K dated May 1, 2000
                                                      and incorporated
                                                      herein by reference.

Exhibit 99.6   Conformed copy of Administration       Filed as Exhibit 99.2
               Agreement dated as of April 1,         to Ford Credit Auto
               2000 among Ford Credit, as             Owner Trust 2000-B
               administrator, the Indenture           Current Report on Form
               Trustee and the Owner Trustee.         8-K dated May 1, 2000
                                                      and incorporated
                                                      herein by reference.

Exhibit 99.7   Conformed copy of Purchase             Filed as Exhibit 99.3
               Agreement dated as of                  to Ford Credit Auto
               April 1, 2000 between Ford             Owner Trust 2000-B
               Credit and the Limited                 Current Report on Form
               Partnership.                           8-K dated May 1, 2000
                                                      and incorporated
                                                      herein by reference.

Exhibit 99.8   Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-B.

    (b) Reports on Form 8-K
        (Ford Credit Auto Owner Trust 2000-B)

Date of Report                                  Item

October 31, 2000                         Item 5 - Other Events
November 30, 2000                        Item 5 - Other Events
December 31, 2000                        Item 5 - Other Events

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 2000-C.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.5    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of June 1, 2000 between     to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 2000-C
               2000-C (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated June 30, 2000
               ("Indenture Trustee").                and incorporated
                                                    herein by reference.

Exhibit 4.6    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership,             Owner Trust 2000-C
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and The         8-K dated June 30,
               Bank of New York ("Owner             2000 and incorporated
               Trustee").                           herein by reference.

Exhibit 19.22  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 2000.                  Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated June 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.23  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 2000.                  Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated July 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.24  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2000.                Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated August 31, 2000
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.25  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2000.             Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated September 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.26  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2000.               Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated October 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.27  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2000.              Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated November 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.28  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2000.              Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated December 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.29  Prospectus dated April 11, 2000       Filed with the Commission
               and Prospectus Supplement dated       pursuant to Rule 424(b)(2)
               June 13, 2000 relating                on June 15, 2000 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class A-5 and
               Class B Notes.

Designation    Description                         Method of Filing
-----------    -----------                         -----------------
Exhibit 99.9   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               June 1, 2000 among the,              Owner Trust 2000-C
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated June 30,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.10  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of June 1,        to Ford Credit Auto
               2000 among Ford Credit, as           Owner Trust 2000-C
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated June 30,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.11  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               June 1, 2000 between Ford            Owner Trust 2000-C
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated June 30,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.12  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-C.

     (b) Reports on Form 8-K
         (Ford Credit Auto Owner Trust 2000-C)

Date of Report                                  Item

October 31, 2000                        Item 5 - Other Events
November 30, 2000                       Item 5 - Other Events
December 31, 2000                       Item 5 - Other Events

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 2000-D.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.7    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of July 1, 2000             to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2000-D
               Trust 2000-D (the "Trust")           Current Report on Form
               and The Chase Manhattan Bank         8-K dated August 7,
               ("Indenture Trustee").               2000 and incorporated
                                                    herein by reference.

Exhibit 4.8    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership, The         Owner Trust 2000-D
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated August 7,
               Bank of New York ("Owner             2000 and incorporated
               Trustee").                           herein by reference.

Exhibit 19.30  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 2000.                  Trust 2000-D Current
                                                     Report on Form 8-K
                                                     dated July 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.31  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2000.                Trust 2000-D Current
                                                     Report on Form 8-K
                                                     dated August 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.32  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2000.             Trust 2000-D Current
                                                     Report on Form 8-K
                                                     dated September 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.33  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2000.               Trust 2000-D Current
                                                     Report on Form 8-K
                                                     dated October 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.34  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2000.              Trust 2000-D Current
                                                     Report on Form 8-K
                                                     dated November 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.35  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2000.              Trust 2000-D Current
                                                     Report on Form 8-K
                                                     dated December 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.36  Prospectus dated April 11, 2000       Filed with the Commission
               and Prospectus Supplement, dated      pursuant to Rule 424(b)(2)
               July 18, 2000 relating                on July 20, 2000 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class A-5 and
               Class B Notes.


ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          -----------------
Exhibit 99.13  Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               July 1, 2000 among the,              Owner Trust 2000-D
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated August 7,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.14  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of July 1,        to Ford Credit Auto
               2000 among Ford Credit, as           Owner Trust 2000-D
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated August 7,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.15  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               July 1, 2000 between Ford            Owner Trust 2000-D
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated August 7,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.16  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-D.

     (b) Reports on Form 8-K
         (Ford Credit Auto Owner Trust 2000-D)

Date of Report                                  Item

October 31, 2000                        Item 5 - Other Events
November 30, 2000                       Item 5 - Other Events
December 31, 2000                       Item 5 - Other Events

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 2000-E.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.9    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of September 1, 2000        to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2000-E
               Trust 2000-E (the "Trust")           Current Report on Form
               and The Chase Manhattan Bank         8-K dated October 11,
               ("Indenture Trustee").               2000 and incorporated
                                                    herein by reference.

Exhibit 4.10   Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership, The         Owner Trust 2000-E
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated October 11,
               Bank of New York ("Owner             2000 and incorporated
               Trustee").                           herein by reference.


Exhibit 19.37  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2000.             Trust 2000-E Current
                                                     Report on Form 8-K
                                                     dated September 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.38  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2000.               Trust 2000-E Current
                                                     Report on Form 8-K
                                                     dated October 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.39  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2000.              Trust 2000-E Current
                                                     Report on Form 8-K
                                                     dated November 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.40  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2000.              Trust 2000-E Current
                                                     Report on Form 8-K
                                                     dated December 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.41  Prospectus dated April 11, 2000       Filed with the Commission
               and Prospectus Supplement, dated      pursuant to Rule 424(b)(2)
               September 21, 2000 relating           on September 21, 2000 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class A-5 and Class B
               Notes.


Exhibit 99.17  Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               September 1, 2000 among the,         Owner Trust 2000-E
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated October 11,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.18  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of September 1,   to Ford Credit Auto
               2000 among Ford Credit, as           Owner Trust 2000-E
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated October 11,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.19  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               September 1, 2000 between Ford       Owner Trust 2000-E
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated October 11,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.20  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-E.


     (b) Reports on Form 8-K
         (Ford Credit Auto Owner Trust 2000-E)


Date of Report                                  Item

October 31, 2000                        Item 5 - Other Events
November 30, 2000                       Item 5 - Other Events
December 31, 2000                       Item 5 - Other Events

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 2000-F.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.11   Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of October 1, 2000          to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2000-F
               Trust 2000-F (the "Trust")           Current Report on Form
               and The Chase Manhattan Bank         8-K dated November 13,
               ("Indenture Trustee").               2000 and incorporated
                                                    herein by reference.

Exhibit 4.12   Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership, The         Owner Trust 2000-F
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated November 13,
               Bank of New York ("Owner             2000 and incorporated
               Trustee").                           herein by reference.


Exhibit 19.42  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2000.               Trust 2000-F Current
                                                     Report on Form 8-K
                                                     dated October 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.43  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2000.              Trust 2000-F Current
                                                     Report on Form 8-K
                                                     dated November 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.44  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2000.              Trust 2000-F Current
                                                     Report on Form 8-K
                                                     dated December 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.45  Prospectus dated October 18, 2000     Filed with the Commission
               relating to the issuance of the       pursuant to Rule 424(b)(2)
               Class A-1, Class A-2, Class A-3,      on October 25, 2000 and
               Class A-4, Class A-5 and Class B      incorporated herein
               Notes.                                by reference.


Exhibit 99.21  Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               October 1, 2000 among the,           Owner Trust 2000-F
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated November 13,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.22  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of October 1,     to Ford Credit Auto
               2000 among Ford Credit, as           Owner Trust 2000-F
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated November 13,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.23  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               October 1, 2000 between Ford         Owner Trust 2000-F
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated November 13,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.24  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-F.


     (b) Reports on Form 8-K
         (Ford Credit Auto Owner Trust 2000-F)


Date of Report                                  Item

November 30, 2000                       Item 5 - Other Events
December 31, 2000                       Item 5 - Other Events

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 2000-G.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.13   Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of November 1, 2000         to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2000-G
               Trust 2000-G (the "Trust")           Current Report on Form
               and The Chase Manhattan Bank         8-K dated December 6,
               ("Indenture Trustee").               2000 and incorporated
                                                    herein by reference.

Exhibit 4.14   Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership, The         Owner Trust 2000-G
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated December 6,
               Bank of New York ("Owner             2000 and incorporated
               Trustee").                           herein by reference.

Exhibit 19.46  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2000.              Trust 2000-G Current
                                                     Report on Form 8-K
                                                     dated November 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.47  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2000.              Trust 2000-G Current
                                                     Report on Form 8-K
                                                     dated December 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.48  Prospectus dated April 11, 2000 and   Filed with the Commission
               Prospectus Supplement, dated          pursuant to Rule 424(b)(2)
               November 14, 2000 relating            on November 16, 2000 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class A-5 and Class B
               Notes.



Exhibit 99.25  Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               November 1, 2000 among the,          Owner Trust 2000-G
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated December 6,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.26  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of November 1,    to Ford Credit Auto
               2000 among Ford Credit, as           Owner Trust 2000-G
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated December 6,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.27  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               November 1, 2000 between Ford        Owner Trust 2000-G
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated December 6,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.28  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-G.


     (b) Reports on Form 8-K
         (Ford Credit Auto Owner Trust 2000-G)

Date of Report                                  Item

December 31, 2000                       Item 5 - Other Events

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

                                    Ford Credit Auto Receivables Two L.P.
                                                (Registrant)

                                    By:  Ford Credit Auto Receivables
                                         Two, Inc., General Partner


Date:  March 29, 2001                By:/s/R. P. Conrad
                                    ---------------------------------
                                    Assistant Secretary

                          EXHIBIT INDEX

        FORD CREDIT AUTO OWNER TRUSTS 2000-A, 2000-B, 2000-C, 2000-D, 2000-E, 2000-F and 2000-G

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


                  FORD CREDIT AUTO OWNER TRUST 2000-A


Exhibit 4.1    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of March 1, 2000            to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2000-A
               Trust 2000-A (the "Trust") and       Current Report on Form
               The Chase Manhattan Bank, as         8-K dated March 30,
               ("Indenture Trustee")                2000 and incorporated
                                                    herein by reference.

Exhibit 4.2    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Partnership,     Owner Trust 2000-A
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and             8-K dated March 30,
               The Bank of New York                 2000 and incorporated
               ("Owner Trustee").                   herein by reference.



Exhibit 19.1   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended March 31, 2000.                 Trust 2000-A Current
                                                     Report on Form 8-K
                                                     dated March 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.2   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended April 30, 2000.                 Trust 2000-A Current
                                                     Report on Form 8-K
                                                     dated April 30, 2000
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.3   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 2000.                   Trust 2000-A Current
                                                     Report on Form 8-K
                                                     dated May 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.4   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 2000.                  Trust 2000-A Current
                                                     Report on Form 8-K
                                                     dated June 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.5   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 2000.                  Trust 2000-A Current
                                                     Report on Form 8-K
                                                     dated July 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.6   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2000.                Trust 2000-A Current
                                                     Report on Form 8-K
                                                     dated August 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.7   Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended September 30, 2000.           Trust 2000-A Current
                                                   Report on Form 8-K
                                                   dated September 30, 2000
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.8   Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended October 31, 2000.             Trust 2000-A Current
                                                   Report on Form 8-K
                                                   dated October 31, 2000
                                                   and incorporated herein
                                                   by reference.


Exhibit 19.9   Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended November 30, 2000.            Trust 2000-A Current
                                                   Report on Form 8-K
                                                   dated November 30, 2000
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.10  Distribution Date Statement         Filed as Exhibit 19 to
               for Collection Period               Ford Credit Auto Owner
               ended December 31, 2000.            Trust 2000-A Current
                                                   Report on Form 8-K
                                                   dated December 31, 2000
                                                   and incorporated herein
                                                   by reference.

Exhibit 19.11  Prospectus dated September 17,      Filed with the Commission
               1999 and Prospectus Supplement      pursuant to Rule 424(b)(2)
               dated March 15, 2000 relating       on March 17, 2000 and
               to the issuance of the Class        incorporated herein
               A-1, Class A-2, Class A-3,          by reference.
               Class A-4, Class A-5, Class B
               Notes and the Class C Asset
               Backed Certificates.

Exhibit
Number         Description of Exhibit                Method of Filing
-----------    ----------------------                -----------------
Exhibit 99.1   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               March 1, 2000 among the              Owner Trust 2000-A
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated March 30,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.2   Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of March 1,       to Ford Credit Auto
               2000 among Ford Credit, as           Owner Trust 2000-A
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated March 30,
                                                    2000 and incorporated
                                                    herein by reference.


Exhibit 99.3   Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               March 1, 2000 between Ford           Owner Trust 2000-A
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated March 30,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.4   Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-A.

                      FORD CREDIT AUTO OWNER TRUST 2000-B

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 4.3    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of April 1, 2000 between    to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 2000-B
               2000-B (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated May 1, 2000
               ("Indenture Trustee")                and incorporated
                                                    herein by reference.

Exhibit 4.4    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Partnership,     Owner Trust 2000-B
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and             8-K dated May 1, 2000
               The Bank of New York                 and incorporated
               ("Owner Trustee").                   herein by reference.



Exhibit 19.12  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended April 30, 2000.                 Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated April 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.13  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 2000.                   Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated May 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.14  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 2000.                  Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated June 30, 2000
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.15  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 2000.                  Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated July 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.16  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2000.                Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated August 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.17  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2000.             Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated September 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.18  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2000.               Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated October 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit
Number         Description of Exhibit                Method of Filing
--------       ----------------------                ----------------
Exhibit 19.19  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2000.              Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated November 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.20  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2000.              Trust 2000-B Current
                                                     Report on Form 8-K
                                                     dated December 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.21  Prospectus dated April 11, 2000 and   Filed with the Commission
               Prospectus Supplement dated           pursuant to Rule 424(b)(2)
               April 13, 2000 relating to the        on April 17, 2000 and
               issuance of the Class A-1, Class A-2, incorporated herein
               Class A-3, Class A-4, Class A-5,      by reference.
               Class B Notes and the Class C Asset
               Backed Certificates.

Exhibit 99.5   Conformed copy of Sale and             Filed as Exhibit 99.1
               Servicing Agreement dated as of        to Ford Credit Auto
               April 1, 2000 among the,               Owner Trust 2000-B
               Limited Partnership, Ford              Current Report on Form
               Credit and the Trust.                  8-K dated May 1, 2000
                                                      and incorporated
                                                      herein by reference.

Exhibit 99.6   Conformed copy of Administration       Filed as Exhibit 99.2
               Agreement dated as of April 1,         to Ford Credit Auto
               2000 among Ford Credit, as             Owner Trust 2000-B
               administrator, the Indenture           Current Report on Form
               Trustee and the Owner Trustee.         8-K dated May 1, 2000
                                                      and incorporated
                                                      herein by reference.

Exhibit 99.7   Conformed copy of Purchase             Filed as Exhibit 99.3
               Agreement dated as of                  to Ford Credit Auto
               April 1, 2000 between Ford             Owner Trust 2000-B
               Credit and the Limited                 Current Report on Form
               Partnership.                           8-K dated May 1, 2000
                                                      and incorporated
                                                      herein by reference.

Exhibit 99.8   Selected Information                   Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-B.

                      FORD CREDIT AUTO OWNER TRUST 2000-C

Exhibit
Number           Description of Exhibit                Method of Filing
-------          ----------------------                ----------------
Exhibit 4.5    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of June 1, 2000 between     to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 2000-C
               2000-C (the "Trust") and The         Current Report on Form
               Chase Manhattan Bank, as             8-K dated June 30, 2000
               ("Indenture Trustee").                and incorporated
                                                    herein by reference.

Exhibit 4.6    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership,             Owner Trust 2000-C
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and The         8-K dated June 30,
               Bank of New York ("Owner             2000 and incorporated
               Trustee").                           herein by reference.

Exhibit 19.22  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 2000.                  Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated June 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.23  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 2000.                  Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated July 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.24  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2000.                Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated August 31, 2000
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.25  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2000.             Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated September 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.26  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2000.               Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated October 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.27  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2000.              Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated November 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.28  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2000.              Trust 2000-C Current
                                                     Report on Form 8-K
                                                     dated December 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.29  Prospectus dated April 11, 2000       Filed with the Commission
               and Prospectus Supplement dated       pursuant to Rule 424(b)(2)
               June 13, 2000 relating                on June 15, 2000 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class A-5 and
               Class B Notes.

Exhibit
Number         Description of Exhibit               Method of Filing
-------        ----------------------              -----------------
Exhibit 99.9   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               June 1, 2000 among the,              Owner Trust 2000-C
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated June 30,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.10  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of June 1,        to Ford Credit Auto
               2000 among Ford Credit, as           Owner Trust 2000-C
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated June 30,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.11  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               June 1, 2000 between Ford            Owner Trust 2000-C
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated June 30,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.12  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-C.

                      FORD CREDIT AUTO OWNER TRUST 2000-D

Exhibit
Number         Description of Exhibit                  Method of Filing
-----------    ----------------------                  ----------------
Exhibit 4.7    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of July 1, 2000             to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2000-D
               Trust 2000-D (the "Trust")           Current Report on Form
               and The Chase Manhattan Bank         8-K dated August 7,
               ("Indenture Trustee").               2000 and incorporated
                                                    herein by reference.

Exhibit 4.8    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership, The         Owner Trust 2000-D
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated August 7,
               Bank of New York ("Owner             2000 and incorporated
               Trustee").                           herein by reference.

Exhibit 19.30  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 2000.                  Trust 2000-D Current
                                                     Report on Form 8-K
                                                     dated July 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.31  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2000.                Trust 2000-D Current
                                                     Report on Form 8-K
                                                     dated August 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.32  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2000.             Trust 2000-D Current
                                                     Report on Form 8-K
                                                     dated September 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.33  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2000.               Trust 2000-D Current
                                                     Report on Form 8-K
                                                     dated October 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.34  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2000.              Trust 2000-D Current
                                                     Report on Form 8-K
                                                     dated November 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.35  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2000.              Trust 2000-D Current
                                                     Report on Form 8-K
                                                     dated December 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.36  Prospectus dated April 11, 2000       Filed with the Commission
               and Prospectus Supplement, dated      pursuant to Rule 424(b)(2)
               July 18, 2000 relating                on July 20, 2000 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class A-5 and
               Class B Notes.

Exhibit
Number        Description of Exhibit                Method of Filing
--------      ----------------------               -----------------
Exhibit 99.13  Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               July 1, 2000 among the,              Owner Trust 2000-D
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated August 7,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.14  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of July 1,        to Ford Credit Auto
               2000 among Ford Credit, as           Owner Trust 2000-D
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated August 7,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.15  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               July 1, 2000 between Ford            Owner Trust 2000-D
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated August 7,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.16  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-D.

                      FORD CREDIT AUTO OWNER TRUST 2000-E

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 4.9    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of September 1, 2000        to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2000-E
               Trust 2000-E (the "Trust")           Current Report on Form
               and The Chase Manhattan Bank         8-K dated October 11,
               ("Indenture Trustee").               2000 and incorporated
                                                    herein by reference.

Exhibit 4.10   Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership, The         Owner Trust 2000-E
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated October 11,
               Bank of New York ("Owner             2000 and incorporated
               Trustee").                           herein by reference.


Exhibit 19.37  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2000.             Trust 2000-E Current
                                                     Report on Form 8-K
                                                     dated September 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.38  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2000.               Trust 2000-E Current
                                                     Report on Form 8-K
                                                     dated October 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.39  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2000.              Trust 2000-E Current
                                                     Report on Form 8-K
                                                     dated November 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.40  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2000.              Trust 2000-E Current
                                                     Report on Form 8-K
                                                     dated December 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.41  Prospectus dated April 11, 2000       Filed with the Commission
               and Prospectus Supplement, dated      pursuant to Rule 424(b)(2)
               September 21, 2000 relating           on September 21, 2000 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class A-5 and Class B
               Notes.

Exhibit
Number         Description of Exhibit                Method of Filing
--------       ----------------------               -----------------
Exhibit 99.17  Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               September 1, 2000 among the,         Owner Trust 2000-E
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated October 11,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.18  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of September 1,   to Ford Credit Auto
               2000 among Ford Credit, as           Owner Trust 2000-E
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated October 11,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.19  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               September 1, 2000 between Ford       Owner Trust 2000-E
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated October 11,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.20  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-E.

                      FORD CREDIT AUTO OWNER TRUST 2000-F

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 4.11   Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of October 1, 2000          to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2000-F
               Trust 2000-F (the "Trust")           Current Report on Form
               and The Chase Manhattan Bank         8-K dated November 13,
               ("Indenture Trustee").               2000 and incorporated
                                                    herein by reference.

Exhibit 4.12   Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership, The         Owner Trust 2000-F
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated November 13,
               Bank of New York ("Owner             2000 and incorporated
               Trustee").                           herein by reference.


Exhibit 19.42  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2000.               Trust 2000-F Current
                                                     Report on Form 8-K
                                                     dated October 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.43  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2000.              Trust 2000-F Current
                                                     Report on Form 8-K
                                                     dated November 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.44  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2000.              Trust 2000-F Current
                                                     Report on Form 8-K
                                                     dated December 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.45  Prospectus dated October 18, 2000     Filed with the Commission
               relating to the issuance of the       pursuant to Rule 424(b)(2)
               Class A-1, Class A-2, Class A-3,      on October 25, 2000 and
               Class A-4, Class A-5 and Class B      incorporated herein
               Notes.                                by reference.


Exhibit 99.21  Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               October 1, 2000 among the,           Owner Trust 2000-F
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated November 13,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.22  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of October 1,     to Ford Credit Auto
               2000 among Ford Credit, as           Owner Trust 2000-F
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated November 13,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.23  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               October 1, 2000 between Ford         Owner Trust 2000-F
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated November 13,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.24  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-F.

                      FORD CREDIT AUTO OWNER TRUST 2000-G

Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 4.13   Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of November 1, 2000         to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2000-G
               Trust 2000-G (the "Trust")           Current Report on Form
               and The Chase Manhattan Bank         8-K dated December 6,
               ("Indenture Trustee").               2000 and incorporated
                                                    herein by reference.

Exhibit 4.14   Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Partnership, The         Owner Trust 2000-G
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated December 6,
               Bank of New York ("Owner             2000 and incorporated
               Trustee").                           herein by reference.

Exhibit 19.46  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2000.              Trust 2000-G Current
                                                     Report on Form 8-K
                                                     dated November 30, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.47  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2000.              Trust 2000-G Current
                                                     Report on Form 8-K
                                                     dated December 31, 2000
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.48  Prospectus dated April 11, 2000 and   Filed with the Commission
               Prospectus Supplement, dated          pursuant to Rule 424(b)(2)
               November 14, 2000 relating            on November 16, 2000 and
               to the issuance of the Class          incorporated herein
               A-1, Class A-2, Class A-3,            by reference.
               Class A-4, Class A-5 and Class B
               Notes.


Exhibit 99.25  Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               November 1, 2000 among the,          Owner Trust 2000-G
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated December 6,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.26  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of November 1,    to Ford Credit Auto
               2000 among Ford Credit, as           Owner Trust 2000-G
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated December 6,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.27  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               November 1, 2000 between Ford        Owner Trust 2000-G
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated December 6,
                                                    2000 and incorporated
                                                    herein by reference.

Exhibit 99.28  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2000-G.