Form 10-K
period 2001-12-31
FORD CREDIT AUTO RECEIVABLES TWO L P
filed 2002-03-29
CIK 1008949

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 2001

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                              -------------  ------------------
Commission file number 333-82895



                       FORD CREDIT AUTO OWNER TRUST 2001-A


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



                                PART I.


ITEM 1.  BUSINESS

     For a discussion of the business for the Ford Credit Auto Owner Trust 2001-A see (i) the Prospectus and Prospectus Supplement dated January 12, 2001, and January 18, 2001, respectively, filed as Exhibit 19.13 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.12 to this Report and incorporated herein by reference.



ITEM 2.  PROPERTIES

     For a discussion of the properties for the Ford Credit Auto Owner Trust 2001-A see (i) the Prospectus and Prospectus Supplement dated January 12, 2001 and January 18, 2001, respectively, filed as Exhibit 19.13 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.12 to this Report and incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

                               ITEM II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     For Ford Credit Auto Owner Trust 2001-A, there were 19 holders of
Class A-3 5.35% Asset Backed Notes, 14 holders of Class A-4 Floating Rate
Asset Backed Notes, 11 holders of Class A-5 Floating Rate Asset Backed
Notes and 15 holders of Class B 5.96% Asset Backed Notes as of January 24, 2002. There is no established public trading market for the Notes.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

                                PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2001-A

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.35% Asset       Bank of New York (The)     $153,380            13.0%
Backed Notes      925 Patterson Plank Road
Class A-3         Secaucus, NJ 07094

5.35% Asset       Barclays Global            $249,000            21.0%
Backed Notes         Investors, N.A./
Class A-3         Investors Bank & Trust
                  980 9th Street
                  6th Floor
                  Sacramento, CA 95814

5.35% Asset       JPMorgan Chase Bank        $117,765            10.0%
Backed Notes      c/o JP Morgan Investor
Class A-3           Services
                  14201 Dallas Pkwy, 12 Floor
                  Mail Code 121
                  Dallas, TX 75240

5.35% Asset       State Street Bank and      $584,475            49.1%
Backed Notes       Trust Company
Class A-3         1776 Heritage Drive
                  Global Corp Action Unit JAB 5NW
                  No. Quincy, MA 02171

Floating Rate     Bank of New York (The)     $217,500            27.2%
Asset Backed      925 Patterson Plank Road
Notes             Secaucus, NJ 07094
Class A-4

Floating Rate     Boston Safe Deposit and    $182,150            22.8%
Asset Backed        Trust Company
Notes             c/o Mellon Bank N.A.
Class A-4         525 William Penn Way #3631
                  Pittsburgh, PA 15259

Floating Rate     State Street Bank and      $285,200            35.7%
Asset Backed        Trust Company
Notes             1776 Heritage Drive
Class A-4         Global Corp Action Unit JAB 5NW
                  No. Quincy, MA 02171

Floating Rate     Bankers Trust Company      $ 47,285            13.1%
Asset Backed      648 Grassmere Park Road
Notes             Nashville, TN  37211
Class A-5

Floating Rate     Boston Safe Deposit and    $ 48,780            13.6%
Asset Backed        Trust Company
Notes             c/o Mellon Bank N.A.
Class A-5         525 William Penn Way #3631
                  Pittsburgh, PA 15259

Floating Rate     Deutsche Bank A.G.,        $ 43,000            12.0%
Asset Backed        New York Branch
Notes             34 Exchange Pl
Class A-5         Jersey City, NJ 07311

Floating Rate     Merrill Lynch, Pierce,     $ 55,000            15.3%
Asset Backed      Fenner & Smith Safekeeping
Notes             4 Corporate Place
Class A-5         Piscataway, NJ 08854

Floating Rate     State Street Bank and      $131,890            36.7%
Asset Backed        Trust Company
Notes             1776 Heritage Drive
Class A-5         Global Corp Action Unit JAB 5NW
                  No. Quincy, MA 02171

5.96% Asset       Bank of New York (The)     $ 10,325             9.5%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

5.96% Asset       Bankers Trust Company      $ 68,695            63.2%
Backed Notes      648 Grassmere Park Road
Class B           Nashville, TN  37211

5.96% Asset       State Street Bank and      $  7,000             6.4%
Backed Notes       Trust Company
Class B           1776 Heritage Drive
                  Global Corp Action Unit JAB 5NW
                  No. Quincy, MA 02171

*As of January 24, 2002

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUSTS 2001-A

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


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 2001-A.

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.1    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of January 1, 2001          to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2001-A
               Trust 2001-A (the "Trust") and       Current Report on Form
               JPMorgan Chase Bank, as              8-K dated January 1,
               ("Indenture Trustee")                2001 and incorporated
                                                    herein by reference.

Exhibit 4.2    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Partnership,     Owner Trust 2001-A
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and             8-K dated January 1,
               The Bank of New York                 2001 and incorporated
               ("Owner Trustee").                   herein by reference.


Exhibit 19.1   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended January 31, 2001.              Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated January 31, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.2   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended February 28, 2001.             Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated February 28, 2001
                                                    and incorporated
                                                    herein by reference.

Exhibit 19.3   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended March 31, 2001.                Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated March 31, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.4   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended April 30, 2001.                Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated April 30, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.5   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended May 31, 2001.                  Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated May 31, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.6   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended June 30, 2001.                 Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated June 30, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.7   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended July 31, 2001.                 Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated July 31, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.8   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended August 31, 2001.               Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated August 31, 2001
                                                    and incorporated herein
                                                    by reference.


Exhibit 19.9   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended September 30, 2001.            Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated September 30, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.10  Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended October 31, 2001.              Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated October 31, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.11  Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended November 30, 2001.             Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated November 30, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.12  Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended December 31, 2001.             Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated December 31, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.13  Prospectus dated January 12, 2001    Filed with the Commission
               and Prospectus Supplement            pursuant to Rule 424(b)(2)
               dated January 18, 2001 relating      on January 22, 2001 and
               to the issuance of the Class A-3,    incorporated herein
               Class A-4, Class A-5 and Class B     by reference.
               Notes.

Designation    Description                           Method of Filing
-----------    -----------                           -----------------
Exhibit 99.1   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               January 1, 2001 among the            Owner Trust 2001-A
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated January 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.2   Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of January 1,     to Ford Credit Auto
               2001 among Ford Credit, as           Owner Trust 2001-A
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated January 1,
                                                    2001 and incorporated
                                                    herein by reference.


Exhibit 99.3   Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               January 1, 2001 between Ford         Owner Trust 2001-A
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated January 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.4   Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2001-A.


    (b) Reports on Form 8-K
        (Ford Credit Auto Owner Trust 2001-A)


Date of Report                                  Item

October 31, 2001                         Item 5 - Other Events
November 30, 2001                        Item 5 - Other Events
December 31, 2001                        Item 5 - Other Events

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

                                    Ford Credit Auto Receivables Two L.P.
                                                (Registrant)

                                    By:  Ford Credit Auto Receivables
                                         Two, Inc., General Partner


Date:  March 28, 2002         By:/s/E. E. Smith-Sulfaro
                                    ---------------------------------
                                    Assistant Secretary

                          EXHIBIT INDEX

              FORD CREDIT AUTO OWNER TRUSTS 2001-A

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


                  FORD CREDIT AUTO OWNER TRUST 2001-A


Exhibit 4.1    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of January 1, 2001          to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2001-A
               Trust 2001-A (the "Trust") and       Current Report on Form
               JPMorgan Chase Bank, as              8-K dated January 1,
               ("Indenture Trustee")                2001 and incorporated
                                                    herein by reference.

Exhibit 4.2    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Partnership,     Owner Trust 2001-A
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and             8-K dated January 1,
               The Bank of New York                 2001 and incorporated
               ("Owner Trustee").                   herein by reference.

Exhibit 19.1   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended January 31, 2001.              Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated January 31, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.2   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended February 28, 2001.             Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated February 28, 2001
                                                    and incorporated
                                                    herein by reference.

Exhibit 19.3   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended March 31, 2001.                Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated March 31, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.4   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended April 30, 2001.                Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated April 30, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.5   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended May 31, 2001.                  Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated May 31, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.6   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended June 30, 2001.                 Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated June 30, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.7   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended July 31, 2001.                 Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated July 31, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.8   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended August 31, 2001.               Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated August 31, 2001
                                                    and incorporated herein
                                                    by reference.


Exhibit 19.9   Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended September 30, 2001.            Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated September 30, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.10  Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended October 31, 2001.              Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated October 31, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.11  Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended November 30, 2001.             Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated November 30, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.12  Distribution Date Statement          Filed as Exhibit 19 to
               for Collection Period                Ford Credit Auto Owner
               ended December 31, 2001.             Trust 2001-A Current
                                                    Report on Form 8-K
                                                    dated December 31, 2001
                                                    and incorporated herein
                                                    by reference.

Exhibit 19.13  Prospectus dated January 12, 2001    Filed with the Commission
               and Prospectus Supplement            pursuant to Rule 424(b)(2)
               dated January 18, 2001 relating      on January 22, 2001 and
               to the issuance of the Class A-3,    incorporated herein
               Class A-4, Class A-5 and Class B     by reference.
               Notes.

Exhibit
Number         Description of Exhibit                Method of Filing
-----------    ----------------------                -----------------
Exhibit 99.1   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               January 1, 2001 among the            Owner Trust 2001-A
               Limited Partnership, Ford            Current Report on Form
               Credit and the Trust.                8-K dated January 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.2   Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of January 1,     to Ford Credit Auto
               2001 among Ford Credit, as           Owner Trust 2001-A
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated January 1,
                                                    2001 and incorporated
                                                    herein by reference.


Exhibit 99.3   Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               January 1, 2001 between Ford          Owner Trust 2001-A
               Credit and the Limited               Current Report on Form
               Partnership.                         8-K dated January 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.4   Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2001-A.